Form 10KSB
period 1996-09-30
FIRST FEDERAL BANCORP INC
filed 1996-12-27
CIK 813749

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                   FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1996

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                               ---------------  ------------

                           Commission File No. 0-25704

                          FIRST FEDERAL BANCORPORATION
                          ----------------------------

             (Exact name of registrant as specified in its charter)

             Minnesota                                           41-1796238
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              identification no.)

    214 5th Street, Bemidji, Minnesota                              56601
------------------------------------------                   -------------------
 (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (218) 751-5120

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                  ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $7.96 million.

As of December 12, 1996, the aggregate market value of the 422,868 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $7,558,765 based on the closing sale price of $17.875 per share of the registrant's Common Stock on December 12, 1996 as listed on the National Association of Securities Dealers Automated Quotation Small Cap Market. For purposes of this calculation, it is assumed that the 277,698 shares held by directors, officers, the Employee Stock Ownership Plan, the Stock Ownership Plan and Management Recognition Plan Trusts, and beneficial owners of more than 10% of the registrant's outstanding voting stock, are shares held by affiliates.

Number of shares of Common Stock outstanding as of December 12, 1996:  700,566

                       DOCUMENTS INCORPORATED BY REFERENCE

              The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1996. (Parts I, II and IV)
     2. Portions of Proxy Statement for 1996 Annual Meeting of Stockholders. (Part III)

                                     PART I

Item 1.  Business
-----------------

General

         First Federal Bancorporation. First Federal Bancorporation (the "Company") was incorporated under the laws of the State of Minnesota in September 1994 at the direction of the Board of Directors of First Federal Banking and Savings, FSB ("First Federal" or the "Bank") for the purpose of serving as a savings and loan holding company of the Bank upon the acquisition of all of the capital stock issued by the Bank upon its conversion from the mutual to the stock form of ownership (the "Conversion"). Prior to the Conversion, the Company did not engage in any material operations. Currently, the Company's principal business is the business of the Bank. The Company has no significant assets other than the outstanding capital stock of the Bank, $461,000 of cash and cash equivalents and $1.00 million in securities available for sale. At September 30, 1996, the Company had total consolidated assets of $107.26 million, deposits of $81.05 million and stockholders' equity of $12.32 million.

         The Company's executive offices are located at 214 5th Street, Bemidji, Minnesota 56601, and its main telephone number is (218) 751-5120.

         First Federal Banking & Savings, FSB. First Federal was originally chartered in 1910 as Beltrami County Savings and Building Association, a state-chartered savings institution, and commenced operations in that same year. First Federal has been a member of the Federal Home Loan Bank ("FHLB") of Des Moines since 1933, and its deposits have been federally insured since 1938. First Federal currently operates as a federally chartered savings bank through its main office located in Bemidji, Minnesota and four branch offices, which are located in Bemidji, Bagley, Baudette and Walker, Minnesota. The Bank's market area is located approximately 200 miles northwest of Minneapolis, Minnesota. At September 30, 1996, First Federal had total assets of $105.40 million, deposits of $81.51 million, mortgage-backed and related securities and investment securities totaling $45.91 million and stockholders' equity of $9.93 million.

         First Federal is primarily engaged in the business of attracting deposits from the general public and originating loans secured by first mortgages on owner occupied one- to four-family residences in First Federal's market area. First Federal also originates loans on commercial real estate (including motels), multi-family real estate, home equity lines of credit and other consumer loans, and commercial business loans. Due to limited loan demand in its market area, First Federal has invested excess funds in mortgage-backed and related securities and in other investment securities, and during fiscal 1996 became more active in originating and purchasing participation interests in commercial real estate loans.

         The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), and the Bank's savings deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of, and owns capital stock in the Federal Home Loan Bank ("FHLB") of Des Moines, which is one of 12 regional banks in the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained and certain other matters.

         The Bank's executive offices are located at 214 5th Street, Bemidji, Minnesota 56601, and its main telephone number is (218) 751-5120.

Market Area

         First Federal serves the Bemidji, Minnesota marketplace, which is located in northwestern Minnesota approximately 200 miles northwest of Minneapolis, Minnesota. The primary market area of First Federal consists of the five counties of Beltrami, Cass, Hubbard, Clearwater and Lake of the Woods in Minnesota. These counties are served by the Bank's main office and a new branch office located in Bemidji and three branch offices located in Bagley, Baudette and Walker, Minnesota. These communities are the county seats and largest towns in each of the counties where the branches are located. No branch office is located in Hubbard County, but the northern border of Hubbard County is only four miles from the Bank's main office. Bemidji is the largest community in the market area, while the balance of the Bank's market area consists primarily of rural areas and small towns. The primary market area also includes three Indian reservations, a portion of which land is owned by the federal government in trust for the Native Americans. This portion of the area is not open to mortgage lending, therefore, an enforceable lien is not possible. The Bank does receive a limited number of consumer loan applications from the area. In addition, the Bank's primary market area also includes large tracts of land covered by water and national and state forests and, thus, not available for home building.

         In the Bank's most critical market, Beltrami County, median household income of $23,500 at March 31, 1994 was two-thirds that of the median for the state of Minnesota and 70.0% of the United States at large. Both Minnesota and national medians show modest household income growth, the result of projected low inflation and continued modest economic growth, while the median household income in Beltrami County, the major population center of the Bank's market area is expected to decline through the end of the century. The decreases in the median household income in the major population center of the region suggests limited economic growth in the Bank's market area which would likely result in limited lending and savings growth. However, the Bank opened an additional branch office in the Spring of 1995 in a newer commercial and retail area of Bemidji, Minnesota, and may consider acquiring additional branch offices in order to increase its loan origination activity.

         The Bank's limited lending opportunities are primarily a function of Bemidji's economy, which exhibits slow growth. For the period from 1980 to 1990, the population of the Bank's market area increased 6.15%, as compared to an increase of 7.33% for the State of Minnesota, and an increase of 9.79% for the United States as a whole. Lacking growth in local residential loan originations, First Federal has been forced to turn toward out-of-area real estate lending, multi-family and commercial real estate lending, and to investment in mortgage-backed and other securities. Such "out-of-area" real estate lending constituted 4.32% of the Bank's gross loan portfolio at September 30, 1996 while loans on multi-family and commercial real estate constituted 24.80% of the Bank's gross loan portfolio at that date.

Recent Developments

         BIF-SAIF Premium Disparity; Deposit Insurance Assessment. The Bank's savings deposits are insured by the SAIF. The assessment rate currently ranges from 0.23% of deposits for well capitalized institutions to 0.31% of deposits for undercapitalized institutions.

         The FDIC also administers the Bank Insurance Fund ("BIF"), which has the same designated reserve ratio as the SAIF. The FDIC amended the BIF risk-based assessment schedule which lowered the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF to a range of 0.31% of insured deposits for undercapitalized BIF-insured institutions to a statutory minimum of $2,000 for well-capitalized institutions, which constitute over 90% of BIF-insured institutions. These revisions to the BIF assessment rate schedule created a substantial disparity in the deposit premiums paid by BIF and SAIF members and placed SAIF-insured savings institutions such as the Bank at a significant competitive disadvantage to BIF-insured institutions.

         As a result of this premium disparity, BIF-insured institutions have had a significant competitive advantage over SAIF-insured institutions in attracting and retaining deposits. For instance, SAIF-insured institutions could have lost deposits to BIF-insured institutions that, because of the premium disparity, were able to pay higher rates of interest on deposits with little or no impact on their net interest income. In contrast, SAIF-insured institutions that attempted to compete by similarly raising their interest rates in order to maintain their existing deposit base increased their overall cost of funds and thus possibly reduced their net interest income. Further, while other sources of funds are generally available to savings associations, they usually bear a higher rate than the average cost of funds of a savings association's deposit base. The continuance of this premium disparity would have had a material adverse effect on its results of operations and financial condition in future periods.

         Recently enacted legislation effectively eliminated this premium disparity by providing for a one-time additional assessment of SAIF-insured institutions of approximately 65.7 basis points of insured deposits as of March 31, 1995. The payment of the special assessment will increase the SAIF reserve level to 1.25% of SAIF-insured deposits, which is the same level attained by the BIF prior to the reduction of BIF premium rates. The special assessment resulted in a charge to the Bank of $347,000 (net of tax effect) during the year ended September 30, 1996). As a result of the special assessment, the SAIF will be fully recapitalized, and it will have the effect of reducing the Bank's deposit insurance premiums to the SAIF, thereby increasing net income in future periods, and restoring competitive equality between BIF-insured and SAIF-insured institutions.

         In addition, under the recently enacted legislation, both BIF and SAIF members will be assessed an amount for the Financing Corporation Bond payments. BIF members will be assessed approximately 1.3 basis points while the SAIF rate will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of 2.43 basis points.

Lending Activities

         General. First Federal's principal lending activity consists of the origination of loans secured by first mortgages on owner occupied one- to four-family residences in the Bank's market area, which consists of the Minnesota Counties of Beltrami, Cass, Hubbard, Clearwater and Lake of the Woods. First Federal serves these counties through its main office and a branch office located in Bemidji and three branch offices located in Bagley, Baudette and Walker, Minnesota. The largest concentration of First Federal's loans are within a ten mile radius of the main office in Bemidji. To a lesser extent, First Federal also originates loans secured by multi-family properties such as apartment houses and commercial properties such as motels and retail developments, as well as home equity and home improvement loans, other consumer loans and commercial business loans.

         Beginning in the early 1980's, management of the Bank sought to build a rate sensitive loan portfolio and to manage First Federal's interest rate risk by emphasizing the origination of one-year adjustable-rate mortgage loans and short-term (10 years or less) fixed-rate mortgage loans. Fixed-rate mortgage loans continue to be offered by the Bank, but substantially all such loans are sold in the secondary market. To date, such loan sale activities have not been a significant contributor to the Bank's profitability. First Federal offers a full range of mortgage products, including conventional adjustable-rate and fixed-rate mortgage loans, short-term mortgages, and FHA and VA insured loans. First Federal has also participated in the Minnesota Housing Finance Agency ("MHFA") housing program, and has originated and purchased participation interests in multi-family and commercial mortgage loans.

         Loan Portfolio Composition. The following table sets forth selected data relating to the composition of First Federal's loan portfolio by type of loan at the dates indicated. At September 30, 1996, First Federal had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                        At September 30,
                                             ------------------------------------------------------------------
                                                   1996                      1995                   1994
                                             -------------------     -------------------      -----------------
                                               Amount        %         Amount        %         Amount       %
                                             ----------    -----     ----------    -----      ---------   -----
                                                                     (Dollars in thousands)
Type of Loan:
-------------
Real estate loans --
  Construction loans........................  $    307      0.59      $     99       .20%     $   521      1.10%
  One- to four-family residential...........    25,988     49.95        28,947     58.63       30,310     63.79
  Multi-family residential..................     2,410      4.63         2,489      5.04        2,576      5.42
  Commercial................................    10,494     20.17         8,003     16.21        5,164     10.87

Consumer loans --
  Automobiles...............................     2,753      5.29         1,232      2.50        1,156      2.43
  Mobile home loans.........................       381      0.73           341       .69          376       .79
  Savings account loans.....................       364      0.70           548      1.11          549      1.16
  Home improvement loans....................     1,681      3.23         1,560      3.16        1,504      3.16
  Home equity lines of credit...............       507      0.98           514      1.04          565      1.19
  Other consumer loans......................     5,001      9.61         4,171      8.45        4,082      8.59

Commercial business loans...................     2,142      4.12         1,467      2.97          711      1.50
                                              --------   -------      --------   -------      -------   -------
                                                52,028    100.00%       49,371    100.00%      47,514    100.00%
                                              --------    ======      --------    ======      -------    ======

Less:
  Loans in process..........................       627                     744                    511
  Deferred fees and discounts (premiums)....       (56)                     92                     93
  Allowance for loan losses.................       454                     491                    529
                                              --------                --------                -------
    Total...................................  $ 51,003                $ 48,044                $46,381
                                              ========                ========                =======

         Loan Maturity. The following table sets forth certain information at September 30, 1996, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.



                                               Due during the year ending                 Due after
                                                       September 30,                      3 through
                                            ------------------------------------        5 years after
                                             1997         1998         1999                9/30/96
                                            ------       ------       -------            -----------
                                                     (In thousands)
Real estate mortgage...................... $      976    $     368    $    2,018            $  3,810
Real estate construction..................        307           --            --                  --
Consumer..................................      1,589        1,054         1,281               2,734
Commercial................................        386          243           362                 709
                                           ----------    ---------    ----------            --------
     Total................................ $    3,258    $   1,665    $    3,661            $  7,253
                                           ==========    =========    ==========            ========


                                               Due after         Due after
                                               5 through        10 through       Due after 15
                                            10 years after    15 years after      years after
                                                9/30/96          9/30/96            9/30/96           Total
                                              -----------      ------------      -------------      -------
                                                                      (In thousands)
Real estate mortgage......................   $  11,498          $  7,004          $  13,218        $  38,892
Real estate construction..................          --                --                 --              307
Consumer..................................       2,122             1,680                227           10,687
Commercial................................         232               210                 --            2,142
                                             ---------          --------          ---------        ---------
     Total................................   $  13,852          $  8,894          $  13,445        $  52,028
                                             =========          ========          =========        =========


       Loan Repricing. The following table sets forth at September 30, 1996, the dollar amount of all loans due one year after September 30, 1996 which have predetermined interest rates and have floating or adjustable interest rates.

                                                                     Predetermined            Floating or
                                                                           Rate             Adjustable Rates
                                                                     --------------         ----------------
                                                                                    (In thousands)
                Real estate mortgage...............................  $     6,988               $    30,928
                Real estate construction...........................           --                        --
                Consumer...........................................        2,004                     7,095
                Commercial.........................................        1,204                       551
                                                                     -----------               -----------
                                                                     $    10,196               $    38,574
                                                                     ===========               ===========

         Loan Originations, Purchases and Sales. The following table sets forth certain information with respect to First Federal's loan originations during the periods indicated.

                                                                           Year Ended September 30,
                                                                 --------------------------------------------
                                                                  1996               1995               1994
                                                                 ------             ------             ------
                                                                                (In thousands)
Loans originated:
  Real estate loans:
    Construction loans.........................................  $   1,372          $     599          $   2,326
    One- to four-family residential............................      4,520              2,901              4,099
    Multi-family residential...................................         --                 --                550
    Commercial.................................................         --                300                243
  Consumer loans...............................................      8,241              5,165              5,329
  Commercial business..........................................        341                166                415
                                                                 ---------          ---------          ---------
                                                                 $  14,474          $   9,131          $  12,962
                                                                 =========          =========          =========
Loans purchased:
  Real estate loans:
    Multi-family residential...................................  $      --          $      --          $     200
    Commercial.................................................      3,159              3,425                399
  Commercial business..........................................        612                913                250
                                                                 ---------          ---------          ---------
     Total loans purchased.....................................  $   3,771          $   4,338          $     849
                                                                 =========          =========          =========
Loans sold:
  Whole loans..................................................  $   2,075          $     569          $   1,992
  Participation loans..........................................         --                 --                 --
                                                                 ---------          ---------          ---------
     Total loans sold..........................................  $   2,075          $     569          $   1,992
                                                                 =========          =========          =========

         First Federal's primary lending activity has been the origination of residential and commercial mortgages for its loan portfolio. The Bank has aggressively pursued mortgages in its market area in recent years but has been constrained in building its portfolio by a combination of lack of economic growth in the Bemidji area and prepayments, which generally equalled or exceeded loan originations. First Federal sells substantially all fixed-rate mortgage loans it originates in the secondary market. For the five years ended September 30, 1996, 121 fixed-rate mortgage loans, secured by single-family homes totaling $7.77 million were sold in the secondary market, with servicing rights released. First Federal generally does not purchase one- to four-family mortgage loans.

         Due to limited demand for one- to four-family residential real estate loans in its market area, First Federal has also purchased participation interests in multi-family and commercial mortgage loans in recent years. Specifically, during the last five years, First Federal purchased participation interests in 34 commercial real estate and multi-family residential real estate loans originated by other lenders totaling $7.50 million. Twelve of these loans totaling $1.83 million were participation interests in commercial real estate loans on properties outside the Bank's primary market area, with a total loan balance at September 30, 1996 of $1.60 million. Of the 35 participation interests in commercial real estate loans, 16 loans totaling $10.90 million were purchased during the year ended September 30, 1996. See "Commercial and Multi-Family Real Estate Lending." First Federal has not sold any whole or participation interests in commercial real estate or multi-family loans within the past five years.

         One- to Four-Family Residential Lending. The Bank historically has been and continues to be an originator of owner occupied, one- to four-family residential properties located in its market area. At September 30, 1996, approximately $25.99 million or 49.95% of the Bank's loan portfolio consisted of loans secured by one- to four-family residential properties.

         First Federal began originating adjustable-rate residential mortgage loans in 1980. Since that time, substantially all one- to four-family mortgage loans originated by the Bank for retention in the Bank's portfolio have been adjustable-rate loans which provide for annual interest rate adjustments, and have terms to maturity of from 15 to 30 years. While the Bank does offer "teaser" or reduced interest rates for the initial one-year adjustment period, all borrowers are qualified at the fully-indexed interest rate. After the initial one-year period, the rate adjustments on the Bank's adjustable-rate loans are indexed to the rate paid on one-year U.S. Treasury Bills. The interest rates on these mortgages include limitations on adjustments of two percentage points per adjustment period, and a lifetime cap of six percentage points.

         At September 30, 1996, the Bank's loan portfolio included $21.03 million in adjustable-rate one- to four-family residential mortgage loans, or 40.42% of the Bank's loan portfolio.

         The retention of adjustable-rate loans in First Federal's portfolio mitigates First Federal's exposure to increases in market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable-rate loans allow First Federal to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the repricing frequency and the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on First Federal's adjustable-rate loans will fully adjust to compensate for increases in First Federal's cost of funds. Finally, adjustable-rate loans increase First Federal's exposure to decreases in market interest rates, although decreases in First Federal's cost of funds tend to offset this effect.

         In general, First Federal originates residential mortgage loans with loan-to-value ratios of up to 95%, with private mortgage insurance required for loans with loan-to-value ratios greater than 80%. The Bank also originates FHA and VA loans and participates in the MHFA housing programs. The majority of these loans are long term, fixed-rate loans, which are primarily originated for sale in the secondary market or sold to the MHFA.

         Construction and Land Lending. First Federal offers construction loans to qualified borrowers for construction of one- to four-family residences in First Federal's market area. At September 30, 1996, one- to four-family residential construction loans constituted $307,000, or .59%, of First Federal's total loans. Typically, First Federal limits its construction lending to single-settlement, construction-permanent loans to individuals building their primary residences and second homes or vacation homes. These loans generally have adjustable interest rates and are underwritten in accordance with the same standards as First Federal's mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period of up to twelve months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans generally have a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to First Federal's permanent mortgage loan financing for the subject property.

         Construction lending is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of development or construction and the estimated cost (including interest) thereof. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, First Federal may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, First Federal may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or a builder to sell completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. First Federal has sought to minimize this risk by limiting construction lending to qualified borrowers in First Federal's market area and by limiting the aggregate amounts of outstanding construction loans.

         Commercial and Multi-Family Real Estate Lending. The Bank is active in the origination of commercial and multi-family real estate loans, in part due to limited residential lending opportunities in the Bank's market area. The Bank's primary emphasis in its commercial and multi-family real estate lending has been loans on motel properties which totaled $2.47 million, or 4.73%, of gross loans at September 30, 1996, and loans on apartment houses, which constituted $2.41 million, or 4.63%, of gross loans at September 30, 1996. Commercial real estate loans (including motel loans) totaled $10.49 million, or 20.17%, of gross loans at September 30, 1996, an increase of 31.12% from the balance of $8.0 million at September 30, 1995. Mortgages secured by multi-family real estate (including apartment houses) had a balance of $2.41 million at September 30, 1996, compared to $2.49 million at the same date in 1995.

         As discussed above, in recent years, the Bank has become more active in the origination of multi-family and commercial real estate lending. During the year ended September 30, 1996, the Bank did not originate any multi-family or commercial real estate loans, but purchased participation interests in 16 loans secured by commercial real estate projects or properties, in amounts ranging from $36,000 to $500,000, and totaling $3.26 million. These loans are secured by
(i) one telemarketing center; (ii) four multi-tenant office buildings; (iii) two manufacturing companies; (iv) a strip shopping center; and (v) one nursing home. The seven remaining properties are government guaranteed (SBA or FMHA) loans on commercial properties. Of these 16 properties, six are located in Minnesota, and the Bank holds an approximate one-third or less participation interest in each project/property. While the Bank believes it has taken the appropriate steps in accordance with its lending policies and procedures in originating these loans, or purchasing these participation interests, there are significant risks attendant to this type of lending.

         At September 30, 1996, the Bank's portfolio includes both originated mortgages and purchased loan participations on commercial and multi-family properties generally located in the State of Minnesota. On both participations and on loan originations, the Bank lends based on a project's cash flow and ability to meet debt service requirements. Each property is appraised by a Board of Directors-approved appraiser. Credit verification on the borrower is obtained and personal guarantees are required of all borrowers. Annual financial statements or tax returns are required on the securing property.

         As of September 30, 1996, the Bank's largest loan was for $880,908 and was one of three loans secured by motels, all three of which are located in either the western suburbs of Minneapolis or in Bemidji, Minnesota. The other two loans secured by motels had outstanding balances of $699,187 and $514,853 at September 30, 1996. The Bank has several loans in the $300,000 to $500,000 range secured by an assortment of properties, which are described above.

         As noted above, included in the Bank's $10.49 million in commercial real estate loans at September 30, 1996 were three loans on motel properties, all located in Minnesota, with balances outstanding totalling $2.09 million at September 30, 1996. The higher loan amounts and dependence on income and cash flow of the property to cover operating expenses and debt service means these loans involve significantly more credit risk than loans on one- to four-family properties. While the Bank has not in recent years experienced losses from its loans secured by motel properties or other commercial real estate, such losses are possible, and if incurred, could have a significant effect on the Bank's net income and capital position. All of the Bank's loans secured by multi-family and commercial real estate are performing within their terms.

         Commercial and multi-family real estate lending entails significant additional risks compared with one- to four-family residential lending. For example, commercial and multi-family real estate loans typically involve large loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units and commercial office, retail and warehouse space, and for motel loans, tourism and general economic conditions. While the Bank has not experienced significant losses from its multi-family residential and commercial real estate lending activities in recent years, the higher loan balances on each of these loans means that if the Bank experiences problems with any one of these loans, its net income and financial condition could be severely impacted.

         The aggregate amount of loans which federally chartered savings institutions may make on the security of liens on commercial real estate may not exceed 400% of the institution's capital; however, the limits on commercial real estate lending do not require divestiture of any loan or investment that was lawful when made. See "-- Loan Solicitation and Processing."

         Consumer Lending. First Federal offers consumer loans as part of a broad commitment to be a full-service consumer-oriented banking institution. Such lending activities have increased in recent years as the Bank has used its excess funds to increase its consumer loan origination activities. The consumer loans originated by the Bank include automobile loans, savings account loans and mobile home loans, as well as home equity loans and home improvement loans, and unsecured consumer loans. At September 30, 1996, the Bank's consumer loan balance totaled $10.69 million, or 20.54%, of its total loan portfolio. Of the consumer loan balance at September 30, 1996, $2.75 million were automobile loans, $507,000 were home equity lines of credit, $1.68 million were home improvement loans, $381,000 were mobile home loans and $364,000 were savings account loans. The Bank has not aggressively pursued consumer loans outside its customer base but relies instead on cross-sales of existing customers through flyers in checking account statements and loan payment envelopes.

         In addition, included in the Bank's consumer loan portfolio at September 30, 1996 were $5.00 million in other consumer loans, which included:
$3.39 million in home equity loans; $275,000 in loans secured by recreational vehicles such as Rvs, boats, motorcycles or snowmobiles; $343,000 in loans secured by automobiles; $406,000 in other secured loans; $215,000 in unsecured overdraft protection; and $377,000 in unsecured loans.

         The Bank's automobile loans are generally underwritten in amounts up to 90% of the purchase price or the N.A.D.A. book value. The terms of the loan generally do not exceed 60 months for new vehicles or 42 months for used vehicles. The Bank requires that the vehicles be insured and the Bank be listed as loss payee on the insurance policy.

         The Bank's home equity lines of credit are made on the security of residential real estate, do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage, and have terms of up to ten years. The Bank makes loans secured by savings accounts for up to 90% of the depositor's savings account balance. The interest rate is normally three percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan.

         Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. Consumer loans are generally priced relative to the Bank's assessment of the risk associated with the loan. Virtually all consumer loans in the Bank's portfolio are either adjustable-rate or of short or intermediate term. Adjustable-rate consumer loans are priced off the prime rate and increments are added based on risk assessment as determined by the Bank's senior lending and executive officers.

         Commercial Business Lending. The Bank maintains in portfolio a small amount of commercial business loans as an additional service to its already existing banking relationships. At September 30, 1996, these loans amounted to $2.14 million, or 4.12%, of gross loans. These loans are for a variety of commercial purposes and are secured by inventories, receivables and other business assets from companies in the Bemidji area, including retail establishments and restaurants. The Bank underwrites commercial business loans based on the financial condition of the business and the creditworthiness of the borrower. The Bank seeks personal guarantees whenever possible and, as appropriate, will cross-collateralize business loans with other assets tied to the business.

         Commercial business loans generally involve more credit risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding credit obligation as a result of damage, loss or depreciation. In such circumstances, the remaining deficiency often does not warrant further substantial collection efforts against the obligor. In addition, collections are dependent on the obligor's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These financings may also give rise to claims and defenses by an obligor against First Federal, and an obligor may be able to assert against First Federal claims and defenses which it has against the seller of the underlying collateral. First Federal's risks associated with commercial loans have been minimized by the immaterial amount of such loans made by First Federal.

         Loan Solicitation and Processing. First Federal's loan originations are derived from a number of sources, including promotional activity, real estate brokers, walk-in customers and current customers of the Bank. Construction loans are often originated through existing customers.

         The Bank's Loan Committee is responsible for review and approval of all loans originated or purchased by the Bank. Loans in excess of $250,000 may be approved by the Bank's President, but usually receive the pre- approval of a committee consisting of four members of the Board of Directors or the entire Board of Directors. The list of outside appraisers is approved annually by the Board of Directors. All appraisers are fee appraisers and not members of the Bank's staff.

         Under the Bank's loan policy, the loan officer processing an application is responsible for ensuring that all documentation is obtained prior to submission of the application to the Loan Committee. In addition, the loan officer verifies that the application meets the underwriting guidelines of the Bank. All of the Bank's lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations. The loan applications are designed primarily to determine the borrower's ability to repay the loan. More significant items on the application are verified through use of credit reports, financial statements, tax returns and written confirmations.

         Each individual loan officer is subject to a maximum lending authority established by the Board of Directors. Loans in excess of an individual's lending authority are submitted to an officer with sufficient lending authority, or the Loan Committee for approval. After a loan is closed, it is assigned to a reviewing officer who reviews the file to assure its accuracy and completeness.

         The Bank generally relies on attorneys' opinions of title in its loan processing. Title insurance is required on all mortgage loans closed for sale in the secondary market. The Bank also requires title insurance for loans secured by properties exhibiting unique title conditions which may involve additional risk. The Bank requires fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank also requires flood insurance to protect the property securing its interest when the property is located on a flood plain, although generally the Bank's primary market area is not within a designated flood plain.

         The Bank makes up to a 90-day loan commitment for each loan approved. If the borrower desires a longer commitment, the commitment may be extended for good cause and upon written approval. No fees are charged in connection with the issuance of a commitment letter.

         Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided (1) the purchase price of each single-family dwelling in the development does not exceed $500,000, (2) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements, (3) the loans comply with applicable loan-to-value requirements, (4) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus, and (5) the Director of OTS, by order, permits the savings institution to avail itself of this higher limit. Under these limits, the Bank's loans to one borrower were limited to $1.78 million at September 30, 1996. At that date, the Bank had no lending relationships in excess of the OTS's loans-to-one-borrower limit. The Bank's five largest loans ranged from $515,000 to $881,000 at September 30, 1996. All of these loans were current as of September 30, 1996.

         Interest Rates and Loan Fees. Interest rates charged by First Federal on mortgage loans are primarily determined by competitive loan rates offered in its market area and First Federal's yield objectives. Mortgage loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary and fiscal policies of the federal government, including the Federal Reserve Board, the general supply of money in the economy, tax policies and governmental budget matters.

         First Federal receives fees in connection with loan modifications, late payments and for miscellaneous services related to its loans. Such loan fees have not been significant in recent years.

         Asset Classification, Allowances for Losses and Non-Performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. First Federal regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications. At September 30, 1996, First Federal had $1,000 of assets classified as loss, $26,000 of assets classified as doubtful and $602,000 of assets classified as substandard. At September 30, 1996, assets designated as special mention totalled $3,000.

         Management will continue to actively monitor First Federal's asset quality and will establish loan loss reserves and will charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

         The Bank's allowance for loan losses is established through a provision for loan losses charged to earnings based on management's evaluation of the risk inherent in it's entire loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers specific occurrences, general and local economic conditions, loan portfolio composition, historical and local experience and other factors that warrant recognition in providing for an adequate allowance for loan losses. In determining the general reserves under these policies, historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, net realizable values, the current loan portfolio and current economic conditions are considered. The Bank's Asset Classification Policy establishes rates for establishing a general valuation allowance on risk assets. Each risk asset receives a percentage of asset rate, which is then the multiplier used in determining the required reserve for that specific asset in the composition of the general valuation reserve. These reserve rates vary from 0.05% to 3.00% in establishing the amount of reserve necessary for unclassified assets. Special mention assets have a reserve rate of 2.00%. Substandard assets have a 15.0% reserve rate, while doubtful assets currently have a 50.00% reserve rate. The Bank may also require additional or specific reserves for certain classified assets.

         The above reserve rates establish a minimum general valuation allowance. As of September 30, 1996, the Bank maintained a higher general valuation allowance than the reserve rates would dictate. Reserves determined by using the reserve rating system were $389,000. The general valuation allowance on September 30, 1996, was in the amount of $454,000, indicating additional reserves of $65,000.

         Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate in-judgment for the six months or one year redemption period, and thereafter, as real estate owned until sold. When property is acquired through the foreclosure process, it is recorded at the lower of cost or estimated fair value, less the estimated cost of disposition. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to improvement of the property, however, are capitalized to the extent of fair value, less estimated costs of disposition.

         In December 1993 the banking regulatory agencies, including the OTS, adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming twelve months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

         The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated.

                                                                             Year Ended September 30,
                                                                 --------------------------------------------
                                                                  1996               1995               1994
                                                                 ------             ------             ------
                                                                             (Dollars in thousands)
Balance at beginning of period.................................  $   491            $   529            $   549
                                                                 -------            -------            -------
Loans charged-off:
  Real estate -- mortgages:
    Residential................................................      (14)                (6)                --
    Commercial.................................................       --                 --                 (3)
  Real estate -- construction..................................       --                 --                 --
  Commercial business..........................................       (2)                --                 --
  Consumer.....................................................      (33)               (43)               (54)
                                                                 -------            -------            -------
Total charge-offs..............................................      (49)               (49)               (57)
                                                                 -------            -------            -------

Recoveries:
  Real estate -- mortgages:
    Residential................................................       --                 --                 --
    Commercial.................................................       --                 --                 --
  Real estate -- construction..................................       --                 --                 --
  Commercial business..........................................       --                 --                 --
  Consumer.....................................................       12                  7                 20
                                                                 -------            -------            -------
Total recoveries...............................................       12                  7                 20
                                                                 -------            -------            -------

Net loans charged-off..........................................      (37)               (42)               (37)
                                                                 -------            -------            -------
Provision for loan losses......................................       --                  4                 17
                                                                 -------            -------            -------
Balance at end of period.......................................  $   454            $   491            $   529
                                                                 =======            =======            =======
Ratio of net charge-offs to average
  loans outstanding during the period..........................     0.06%               .09%               .08%
                                                                 =======            =======            =======

         The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                         September 30,
                                          -------------------------------------------------------------------------
                                                   1996                       1995                     1994
                                          ----------------------       -------------------       ------------------
                                                     Percent of                 Percent of               Percent of
                                                      Loans in                   Loans in                 Loans in
                                                    Category to                Category to              Category to
                                          Amount    Total Loans     Amount     Total Loans    Amount    Total Loans
                                          ------    -----------     ------     -----------    ------    -----------
                                                                    (Dollars in thousands)
Real estate - mortgage:
  Residential...........................  $    151      54.58%      $   279       63.67%      $   344      69.21%
  Commercial............................        88      20.17            75       16.21            55      10.87
Real estate - construction..............         3       0.59            --        0.20             4       1.10
Commercial business.....................        37       4.12            14        2.97             5       1.50
Consumer................................       175      20.54           123       16.95           121      17.32
                                          --------    -------       -------     -------       -------    -------
    Total allowance for loan losses.....  $    454     100.00%      $   491      100.00%      $   529     100.00%
                                          ========     ======       =======      ======       =======     ======

         While management believes First Federal has established its existing loss allowances in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing First Federal's assets, will not make First Federal increase its loss allowance, thereby negatively affecting First Federal's reported financial condition and results of operations.

         The following table sets forth information with respect to First Federal's non-performing assets at the dates indicated.


                                                                                       At September 30,
                                                                      ----------------------------------------------
                                                                       1996                 1995               1994
                                                                      ------               ------             ------
                                                                                    (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
  Real estate:
     Residential...................................................   $     55             $     14           $     26
     Commercial....................................................         --                   --                 --
  Commercial business..............................................         --                   --                 --
  Consumer.........................................................         --                   --                 --
                                                                      --------             --------           --------
       Total.......................................................   $     55             $     14           $     26
                                                                      ========             ========           ========

Accruing loans which are contractually past due 90 days or more:
  Real Estate:
     Residential...................................................   $     --             $     --           $      2
     Commercial....................................................         --                   --                 --
  Commercial business..............................................        132                   --                 --
  Consumer.........................................................         24                   73                 61
                                                                      --------             --------           --------
       Total.......................................................   $    156             $     73           $     63
                                                                      ========             ========           ========
       Total of non-accrual and 90 days past due loans.............   $    211             $     87           $     89
                                                                      ========             ========           ========
Percentage of total loans..........................................       0.41%                 .18%               .19%
                                                                      ========             ========           ========
Other non-performing assets (2)....................................   $    194             $    152           $    102
                                                                      ========             ========           ========

   ------------------
   (1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan. Generally, loans contractually past due 90 days or more are placed on non-accrual except for loans insured for credit loss.
   (2) Other non-performing assets represents property acquired by First Federal through foreclosure or repossession or accounted for as a foreclosure in-substance. These properties are carried at the lower of fair market value, less estimated costs of disposition, or the principal balance of the related loan, whichever is lower. At September 30, 1996 "Other non-performing assets" included one commercial real estate property valued at $533,000 based on market information available to the Bank, in which the Bank has a 37.50% participation interest.

         At September 30, 1996, the Bank had no loans which were not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms.

         During the year ended September 30, 1996, gross interest income of $4,552 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during such period amounted to $0 for the year ended September 30, 1996. At September 30, 1996, the Bank had no restructured loans.

Investment Activities

         General. First Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Des Moines, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. First Federal may also invest, subject to certain limitations, in commercial paper having one of the four highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require First Federal to maintain an investment in FHLB of Des Moines stock and a minimum amount of liquid assets which may be invested in cash and specified securities. The Bank is also permitted to invest in related securities. From time to time, the OTS adjusts the percentage of liquid assets which savings associations are required to maintain. For additional information, see "Regulation -- Regulation of the Bank -- Liquidity Requirements."

         First Federal makes investments in order to diversify its assets, manage cash flow, obtain yields and maintain the minimum levels of liquid assets required by regulatory authorities. Under the Bank's current investment policy, the amount invested with any one issuer may not exceed the lesser of $500,000 or the net worth of the issuing corporation, except for U.S. Treasury and U.S. Government Agency Securities and mutual fund investments. The Board of Directors reviews all securities purchased on a monthly basis.

         The investment activities of the Bank consist primarily of investments in mortgage-backed and related securities and other investment securities, consisting primarily of securities issued or guaranteed by the United States Government or agencies thereof. Typical investments include federally sponsored agency mortgage pass-throughs, and federally sponsored agency and related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank performs analyses on related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. First Federal also invests in mortgage-related products, which include collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). The CMOs and REMICs purchased by the Bank comply fully with regulatory requirements concerning this type of investment. Both the REMICs and CMOs owned by the Bank are of short- or intermediate-term targeted amortization class securities rated AA or better.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Bank categorizes the securities it purchases as "Trading Securities," "Available for Sale Securities" and "Held to Maturity Securities." Securities that are categorized as "Held to Maturity" are securities that the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank's intent. Securities "Held to Maturity" are held for investment purposes and are carried at amortized cost. Securities categorized as "Available for Sale" are securities that the Bank does not intend to hold to maturity and thus are carried at aggregate market value with unrealized gains and losses, net of taxes, recognized in stockholders' equity.

         As of September 30, 1996, in accordance with SFAS No. 115, the Company classified $26.16 million of its investment securities and $19.90 million of its mortgage-backed and related securities as "Available for Sale". Such classification gives the Company the ability to sell these securities. The Company has no "Trading Securities."

         Investment Securities. The following table sets forth the carrying value of the Company's investment securities portfolio at the dates indicated.

                                                                                At September 30,
                                                                 --------------------------------------------
                                                                  1996               1995               1994
                                                                 ------             ------             ------
                                                                                     (In thousands)
Investment securities:
  U.S. government and agency securities........................  $ 16,174          $  7,065           $  5,071
  Corporate bonds and notes....................................     7,407             6,390              6,630
  Municipal obligations........................................       498               250                 --
  Mutual funds.................................................     2,083             1,927              1,530
                                                                 --------          --------           --------
     Total investment securities...............................    26,162            15,632             13,231
Interest-earning deposits and certificates.....................     3,309             8,432              7,448
FHLB stock.....................................................       701               686                686
                                                                 --------          --------           --------
     Total investments.........................................  $ 30,172          $ 24,750           $ 21,365
                                                                 ========          ========           ========

       The following table sets forth information regarding the scheduled maturities, market value and weighted average yields for First Federal's investments at September 30, 1996.


                                     One Year or Less       One to Five Years       Five to Ten Years       More than Ten Years
                                    ------------------     ------------------      ------------------      --------------------
                                    Carrying   Average     Carrying   Average      Carrying   Average      Carrying     Average
                                     Value      Yield       Value      Yield        Value      Yield        Value        Yield
                                    -------    -------     -------    -------      -------    -------      ------       ------
                                                                                           (Dollars in thousands)
Securities available for sale:
   U.S. government and agency
      securities..................  $     246   4.27%      $   12,076    6.53%     $   3,852    7.17%      $      --        %
 Corporate bonds and notes........      1,132   7.08            5,187    6.63            797    9.68             291    7.47
   Municipal obligations..........         --                     246    6.22             --                     252    9.29
Interest-earning deposits and.....
  certificates of deposit.........      3,309   5.74               --                     --                      --
                                    ---------              ----------              ---------               ---------

     Total........................  $   4,687   5.98       $   17,509    6.55      $   4,649    7.60       $     543    8.32
                                    =========              ==========              =========               =========

                                          Total Investment Portfolio
                                         ----------------------------
                                         Carrying  Market     Average
                                          Value    Value       Yield
                                         -------   -----      ------
                                            (Dollars in thousands)
Securities available for sale:
   U.S. government and agency
      securities..................       $  16,174 $  16,174   6.64%
 Corporate bonds and notes........           7,407     7,407   7.06
   Municipal obligations..........             498       498   7.78
Interest-earning deposits and.....
  certificates of deposit.........           3,309     3,309   5.74
                                         --------- ---------

     Total........................       $  27,388 $  27,388   6.67
                                         ========= =========

Securities with no stated maturity:

  Mutual funds....................       $   2,083     2,083   4.47
  FHLB stock......................             701       701   7.29
                                         --------- ---------

Total investment securities.......       $  30,172 $  30,172   6.53
                                         ========= =========

      Mortgage-Backed Securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA") which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

      Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have similar maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or adjustable rate mortgage ("ARM") loans. Mortgage-backed securities generally are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

      The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayment experience of the underlying mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

      The Bank's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable-rate mortgage-backed securities. At September 30, 1996, the Bank had $9.49 million in mortgage-backed securities (representing 98.49% of the Bank's gross mortgage-backed securities portfolio or 8.85% of total assets) insured or guaranteed by FNMA, FHLMC or GNMA. At September 30, 1996, $146,000 (representing 1.51% of the Bank's gross mortgage-backed securities portfolio, or .14% of total assets) consisted of privately issued securities which are not guaranteed by FHLMC, FNMA, GNMA or any governmental or quasi-governmental agency.

      The Bank's mortgage-backed securities portfolio contains fixed-rate and floating rate securities. Certain of the Bank's mortgage-backed securities yield above-market rates of interest and are subject to substantial risk of prepayment. In the recent declining interest rate environment, the Bank has experienced significant prepayments of both fixed and adjustable-rate mortgage-backed and related securities. In a rising interest rate environment, the prepayments would likely cease, market yields of these securities would be less attractive, and the market value of the Bank's mortgage-backed securities would decline.

      Mortgage-Related Securities. CMOs and REMICs are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of mortgage loans or pass-through securities, which are used to collateralize the related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Accordingly, under this security structure all principal paydowns from the various mortgage pools are allocated to a related securities' class or classes structured to have priority until it has been paid off. These securities generally have fixed interest rates, and as a result, changes in interest rates generally would affect the market value and possibly the prepayment rates of such securities.

      Some related securities instruments are like traditional debt instruments due to their stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other related securities instruments are entitled to the excess, if any, of the issuer's cash inflows. These related securities instruments may include instruments designated as residual interest and are riskier in that they could result in the loss of a portion of the original investment. Cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest rate risk.

      At September 30, 1996, the Bank had $11.11 million in CMOs and REMICs or 10.36% of total assets. The Bank's CMOs and REMICs had a weighted average yield of 6.36% at September 30, 1996. The Bank's current policy is to purchase CMOs and REMICs rated AA or better at the time of purchase by nationally recognized rating services or issued by U.S. government agencies. As of September 30, 1996, $244,000 of the securities in the Bank's mortgage-backed and related securities portfolio were privately issued securities, $244,000 were rated as AAA.

         The following table sets forth the carrying value of the Bank's mortgage-backed and related securities at the dates indicated.

                                                                                At September 30,
                                                                 --------------------------------------------
                                                                  1996               1995               1994
                                                                 ------             ------             ------
                                                                                (In thousands)
GNMA.........................................................  $      508        $      429         $     520
FNMA.........................................................       3,451             3,282             2,777
FHLMC........................................................       5,535             5,205             4,498
FHA..........................................................         146               178               212
Collateralized mortgage obligations..........................      11,109            12,429             6,658
                                                               ----------        ----------         ---------
     Total...................................................  $   20,749        $   21,523         $  14,665
                                                               ==========        ==========         =========

       The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's mortgage-backed and related securities at September 30, 1996.


                                      One Year or Less       One to Five Years       Five to Ten Years      More than Ten Years
                                    -------------------    --------------------    --------------------    --------------------
                                    Carrying    Average    Carrying     Average    Carrying     Average    Carrying     Average
                                     Value       Yield      Value        Yield      Value        Yield      Value        Yield
                                    -------     -------    -------      -------    -------      -------    -------      -------
                                                                                           (Dollars in thousands)
GNMA..............................  $      6   12.29%      $     18       9.22%    $     28       8.19%    $    456       9.01%
FNMA..............................        --                    976       5.86          348       6.32        2,127       6.47
FHLMC.............................       300    6.57          2,193       6.13          183       9.01        2,859       6.99
FHA...............................        --                     --                     146      10.39           --
Collateralized mortgage
  obligations.....................        --                  1,130       6.48        3,489       6.33        6,490       6.36
                                    --------               --------                --------                --------

     Total........................  $    306    6.68       $  4,317       6.17     $  4,194       6.60     $ 11,932       6.63
                                    ========               ========                ========                ========

                                            Total Investment Portfolio
                                         ------------------------------
                                         Carrying     Market    Average
                                          Value       Value      Yield
                                         -------     -------    ------
                                             (Dollars in thousands)
GNMA..............................       $    508    $    508     9.01%
FNMA..............................          3,451       3,449     6.28
FHLMC.............................          5,535       5,544     6.69
FHA...............................            146         146    10.39
Collateralized mortgage
  obligations.....................         11,109      11,109     6.36
                                         --------    --------

     Total........................       $ 20,749    $ 20,756     6.43
                                         ========    ========


Deposit Activity and Other Sources of Funds

         General. Deposits are the primary source of First Federal's funds for lending and other investment activities and general operational purposes. In addition to deposits, First Federal derives funds from loan and mortgage-backed and related securities principal repayments, maturities of investment securities and interest payments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates and money market conditions. Borrowings may be used to supplement First Federal's available funds. First Federal has access to borrow from the FHLB of Des Moines and the Federal Reserve Bank.

         Deposits. First Federal attracts deposits principally from within its market area by offering a variety of deposit instruments, including savings accounts, money market accounts, retirement savings accounts and certificates of deposit which range in term from three to 96 months. Deposit terms vary principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. The Bank reviews its deposit mix and pricing on an ongoing basis. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, funds acquisition and liquidity requirements, growth goals, and federal regulations. The Bank does not accept brokered deposits.

         The Bank competes for deposits, including individual retirement accounts ("IRA") and Keogh Plan funds, with other institutions in its market area by offering deposit instruments that are competitively priced and by providing customer service through convenient and attractive offices, knowledgeable and efficient staff and hours of service that meet customers' needs. The Bank generally does not use premiums to attract savings deposits.

         Savings deposits in First Federal at September 30, 1996 were represented by the various types of savings programs described below.


Interest       Minimum                                                    Minimum                     Percentage of
Rate(1)          Term                     Category                         Amount       Balances      Total Savings
-------        -------                    --------                        --------      --------      -------------
                                                                              (In thousands)
1.58%          None                 NOW Accounts                          $     100     $ 10,518         12.98%
2.00           None                 Passbook Statement Accounts                 100        8,540         10.54
3.00           None                 Money Market Deposit Accounts             1,000        8,757         10.80

                                    Certificates of Deposit
                                    -----------------------

5.00           91 days              3-month money market                      1,000        2,101          2.59
5.08           182 days             6-month money market                      1,000        5,576          6.88
5.36           12-month             Fixed-term, fixed-rate                      500        7,342          9.06
5.51           18-month             Fixed-term, fixed-rate                      500          872          1.08
5.95           24-month             Fixed-term, fixed-rate                      500        3,646          4.50
5.71           30-month             Fixed-term, fixed-rate                      500        3,967          4.89
5.78           36-month             Fixed-term, fixed-rate                      500        5,815          7.18
6.15           48-month             Fixed-term, fixed-rate                      500        2,889          3.56
6.35           60-month             Fixed-term, fixed-rate                      500       11,693         14.43
2.50           96 month             Fixed-term, fixed-rate                       --            2            --
5.86           18 month             18-month, IRA accounts                      100        6,738          8.31
5.63           14 days              Negotiated Jumbo (2)                    100,000        2,591          3.20
                                                                                        --------       -------
                                                                                        $ 81,047        100.00%
                                                                                        ========        ======

-----------------
(1)      Represents weighted average interest rate at September 30, 1996.
(2)      Municipal deposits.

         The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by First Federal between the dates indicated.


                                             Balance at                                   Balance at
                                           September 30,      %          Increase       September 30,      %           Increase
                                                1996       Deposits     (Decrease)           1995       Deposits      (Decrease)
                                           --------------  --------     ----------      --------------  --------      ----------
                                                                                                  (Dollars in thousands)
NOW accounts............................   $    10,518      12.98%      $       416     $    10,102       12.31%      $      101
Jumbo certificates (1)..................         2,591       3.20            (1,524)          4,115        5.02              215
Money market demand accounts............         8,757      10.80              (222)          8,979       10.94              458
Passbook and regular savings............         8,540      10.54              (771)          9,311       11.35             (915)
Six month money market certificates.....         5,576       6.88               (61)          5,637        6.87              (61)
IRA accounts............................        11,109      13.70               174          10,935       13.32             (175)
Other...................................        33,956      41.90               975          32,981       40.19            2,811
                                           -----------    -------       -----------     -----------     -------       ----------
     Total..............................   $    81,047     100.00%      $    (1,013)    $    82,060      100.00%      $    2,434
                                           ===========     ======       ===========     ===========      ======       ==========

                                             Balance at
                                           September 30,       %
                                                1994       Deposits
                                           --------------  --------
NOW accounts............................   $    10,001       12.56%
Jumbo certificates (1)..................         3,900        4.90
Money market demand accounts............         8,521       10.70
Passbook and regular savings............        10,226       12.84
Six month money market certificates.....         5,698        7.16
IRA accounts............................        11,110       13.95
Other...................................        30,170       37.89
                                           -----------     -------
     Total..............................   $    79,626      100.00%
                                           ===========      ======

----------------
(1)   Municipal deposits.

         The following table sets forth the average balances and interest rates based on daily balances for interest-bearing demand and savings deposits and time deposits as of the dates indicated.


                                                                                        September 30,
                                   ------------------------------------------------------------------------------------------------
                                               1996                             1995                              1994
                                   -----------------------------    ------------------------------    -----------------------------
                                    Interest-Bearing                Interest-Bearing                  Interest-Bearing
                                       Demand and          Time        Demand and          Time          Demand and           Time
                                    Savings Deposits    Deposits    Savings Deposits     Deposits     Savings Deposits     Deposits
                                    ----------------    --------    ----------------     --------     ----------------     --------
                                                                        (Dollars in thousands)
 Average Balance................      $ 27,631         $ 54,101        $  28,152       $  52,452        $  28,731         $ 48,802
 Average Rate...................          2.18%            5.79%            2.35%           5.47%            1.91%            4.69%


         The following table sets forth the time deposits in First Federal classified by rates at the dates indicated.

                                                                                  At September 30,
                                                                 ---------------------------------------------
                                                                  1996                1995               1994
                                                                 ------              ------             ------
                                                                                 (In thousands)
                    0 - 2.99%..................................  $      4          $      4           $      3
                    3 - 3.99%..................................         2               763              6,187
                    4 - 4.99%..................................     3,459             4,274             24,508
                    5 - 5.99%..................................    31,199            27,053             13,912
                    6 - 6.99%..................................    16,015            18,555              5,241
                    7 - 7.99%..................................     2,553             3,019                797
                    8 - 8.99%..................................        --                --                230
                                                                 --------          --------           --------
                                                                 $ 53,232          $ 53,668           $ 50,878
                                                                 ========          ========           ========


         The following table sets forth the amount and maturities of time deposits in First Federal at September 30, 1996.


                                                                       Amount Due
                                  -------------------------------------------------------------------------
                                  Less Than                                        After
         Rate                     One Year        1-2 Years        2-3 Years       3 Years         Total
         ----                     --------        ---------        ---------       -------         -----
                                                        (In thousands)
         0 - 2.99%..............  $       1       $       --     $       --      $        3       $        4
         3 - 3.99%..............          2               --             --              --                2
         4 - 4.99%..............      2,993              253            213              --            3,459
         5 - 5.99%..............     20,063            6,795          3,035           1,306           31,199
         6 - 6.99%..............      6,554            3,879          2,358           3,224           16,015
         7 - 7.99%..............         46              246            841           1,420            2,553
                                  ---------       ----------     ----------      ----------       ----------
                                  $  29,659       $   11,173     $    6,447      $    5,953       $   53,232
                                  =========       ==========     ==========      ==========       ==========


         The following table indicates the amount of the certificates of deposit of $100,000 or more in First Federal by time remaining until maturity at September 30, 1996.


                                                                         Certificates
                            Maturity Period                               of Deposits
                            ---------------                              ------------
                                                                        (In thousands)
                            Three months or less.......................  $        659
                            Over three through six months..............         1,063
                            Over six through 12 months.................           851
                            Over 12 months.............................         3,542
                                                                         ------------
                                Total..................................  $      6,115
                                                                         ============


         The following table sets forth the deposit activities of First Federal for the periods indicated.

                                                                               Year Ended September 30,
                                                                 -------------------------------------------------
                                                                    1996              1995               1994
                                                                   ------            ------             ------
                                                                                  (In thousands)
Deposits.......................................................  $    191,203      $    181,706      $    179,216
Withdrawals....................................................      (195,237)         (181,943)         (179,307)
  Net increase (decrease) before interest credited.............        (4,034)             (237)              (91)
Interest credited..............................................         3,021             2,671             2,204
                                                                 ------------      ------------      ------------
Net increase (decrease) in savings deposits....................  $     (1,013)     $      2,434      $      2,113
                                                                 ============      ============      ============

         Borrowings. Savings deposits historically have been the primary source of funds for First Federal's lending, investment and general operating activities. First Federal is authorized, however, to use advances from the FHLB of Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Des Moines functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, First Federal is required to own stock in the FHLB of Des Moines and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank is also eligible to borrow from the Federal Reserve Bank. At September 30, 1996, the Bank had $6.94 million in advances outstanding with the FHLB.

         From time to time the Bank utilizes reverse repurchase agreements issued to local government units. The form of reverse repurchase agreement used by the Bank involves the sale of securities owned by the Bank with a commitment to repurchase the same or substantially the same securities at a predetermined price at a future date, typically one to 180 days thereafter. At September 30, 1996, the Bank had $4.95 million in reverse repurchase agreements outstanding.

Subsidiary Activities

         As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of September 30, 1996, the Bank was authorized to invest up to approximately $3.16 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

         The Bank has one wholly owned subsidiary: First Federal Service Corporation ("First Federal Service"). First Federal Service, a Minnesota corporation, sells credit, life and disability insurance. At September 30, 1996, the Bank's total investment in First Federal Service was $67,000.

         SAIF-insured savings institutions must give the FDIC and OTS 30 days' prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution. In addition, capital requirements require savings institutions to deduct from capital the amount of their investments in and extensions of credit to subsidiaries engaged in activities not permissible to national banks in determining regulatory capital compliance. The activities of First Federal Service are not permissible for national banks. See "-- Regulation of the Bank -- Regulatory Capital Requirements."

Competition

         First Federal faces strong competition for deposits and loans. First Federal's principal competitors for deposits are other banking institutions, such as commercial banks, credit unions and other savings institutions, as well as mutual funds and other investments. First Federal principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well trained staff. First Federal competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and quick service it provides to borrowers. In addition, First Federal believes it has developed strong relationships with the businesses, realtors, builders and general public in its market area. First Federal is the fourth largest financial institution in its market area, based on deposit and asset information at September 30, 1996. Of the three larger institutions, two are located in Bemidji, within two blocks of the Bank's headquarters. The three largest financial institutions in Minnesota do not serve the Bank's market area.

Employees

         As of September 30, 1996, the Bank had 33 full-time and 14 part-time employees, none of whom was represented by a collective bargaining agreement.

Regulation

         General. As a federally chartered savings bank, the Bank is subject to extensive regulation by the OTS and FDIC and to OTS regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by the SAIF. The Bank must file reports with OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

Regulation of the Bank

         Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Des Moines, the Bank is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the end of each year, or 1/20 of its advances (borrowings) from the FHLB of Des Moines, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Des Moines stock at September 30, 1996 of $700,500.

         The FHLB of Des Moines serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Des Moines. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At September 30, 1996, the Bank had $6.94 million in advances outstanding from the FHLB of Des Moines. See "-- Deposit Activity and Other Sources of Funds -- Borrowings."

         Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of the United States and states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to pre-arranged sale within one year) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average regulatory liquidity ratio of the Bank for the month of September 1996 was 19.26% with respect to liquid assets and 3.02% with respect to short-term liquid assets.

         Qualified Thrift Lender Test. A savings institution that does not meet the Qualified Thrift Lender ("QTL") test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

         To meet the QTL test, an institution's "Qualified Thrift Investments" must total at least 65% of "portfolio assets." Under OTS implementing regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions and certain securities related to domestic, residential real estate or manufactured housing and (ii) subject to an aggregate 20% of portfolio assets limit, shares of stock in the FHLMC and the FNMA, loans for personal, family, household or education purposes, 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination, and 200% of an institution's investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas.

         In addition, a savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB System. At September 30, 1996, the Bank qualified as a QTL.

         Uniform Lending Standards. Under OTS regulations, savings banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators.

         The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multifamily or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner-occupied, one- to four-family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one- to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

         The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on the support provided by other credit factors. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital. The supervisory loan-to-value limits do not apply to certain categories of loans including loans insured or guaranteed by the U.S. government and its agencies or by financially capable state, local or municipal governments or agencies, loans backed by the full faith and credit of a state government, loans that are to be sold promptly after origination without recourse to a financially responsible party, loans that are renewed, refinanced or restructured without the advancement of new funds, loans that are renewed, refinanced or restructured in connection with a workout, loans to facilitate sales of real estate acquired by the institution in the ordinary course of collecting a debt previously contracted and loans where the real estate is not the primary collateral.

         Management believes that the Bank's current lending policies conform to the Interagency Guidelines and does not anticipate that the Interagency Guidelines will have a material effect on its lending activities.

         Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated Composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of these regulations, Tier 1 capital has the same definition as core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the rule requiring the deduction of intangible assets are provided for mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible savings institution. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for subscribed for mortgage servicing rights and subscribed for credit card relationships.

         Both core and tangible capital are further reduced by an amount equal to a gradually increasing percentage of the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and depository institutions or holding companies therefor. At September 30, 1996, the Bank had no such investments.

         Adjusted total assets for purposes of the core and tangible capital requirements are a savings institution's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts, and increased by a pro rated portion of the assets of subsidiaries in which the savings institution holds a minority interest and which are not engaged in activities for which the capital rules require the savings institution to net its debt and equity investments in such subsidiaries against capital, as well as a pro rated portion of the assets of other subsidiaries for which netting is not fully required under the phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the savings institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At September 30, 1996, the Bank's adjusted total assets for purposes of the core and tangible capital requirements, were $105.67 million.

         In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital, provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loan and lease loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by an increasing percentage of the savings institution's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of September 30, 1996, the Bank had no equity investments for which OTS regulations required a phased deduction from total capital after July 1, 1990.

         The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% and average annual occupancy rates of at least 80% and certain qualifying loans for the construction of one-to-four family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of September 30, 1996, the Bank's risk-weighted assets were approximately $54.35 million.

         The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at September 30, 1996.

                                                                 Percent
                                              Amount           of Assets(1)
                                              ------           ------------
                                                (Dollars in thousands)
      Tangible capital......................  $    10,087           9.55%
      Tangible capital requirement..........        1,585           1.50
                                              -----------         ------
        Excess..............................  $     8,502           8.05%
                                              ===========          =====

      Core capital..........................  $    10,087           9.55%
      Core capital requirement (2)..........        3,170           3.00
                                              -----------         ------
        Excess..............................  $     6,917           6.55%
                                              ===========          =====

      Risk-based capital....................  $    10,540          19.39%
      Risk-based capital requirement (3)....        4,348           8.00
                                              -----------          -----
        Excess..............................  $     6,192          11.39%
                                              ===========         ======

----------------
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purpose of the risk-based capital requirement.
(2) Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations. The core requirement applicable to the Bank may increase if the OTS amends its capital regulations, as it has proposed, in response to the more stringent leverage ratio adopted by the Office of the Comptroller of the Currency for national banks.
(3) Represents total capital required at September 30, 1996. Does not reflect any additional capital requirement as a result of recently adopted OTS regulations regarding the interest rate risk component of capital.

         The risk-based capital standards of the OTS require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than 2.0% of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

         The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. The Bank has determined that, on the basis of current financial data, it will not be deemed to have more than normal level of interest rate risk under the new rule and believes that it will not be required to increase its total capital as a result of the rule.

         The OTS has proposed an amendment to its capital regulations establishing a minimum core capital ratio of 3.0% for savings institutions rated composite 1 under the OTS CAMEL examination rating system. For all other savings institutions, the minimum core capital ratio will be from 4.0 to 5.0%. In determining the amount of additional core capital, the OTS would assess both the quality of risk management systems and the level of overall risk in each individual savings institution through the supervisory process on a case-by-case basis.

         In addition to requiring generally applicable capital standards for savings institutions, the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

         At September 30, 1996, the Bank exceeded all regulatory minimum capital requirements.

         Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

         The federal banking regulators have adopted regulations implementing the prompt corrective action provisions of FDICIA. Under such regulations, the federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a depository institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" depository institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 CAMEL rating). An "undercapitalized institution" is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as a depository institution that has a ratio of "tangible equity" to total assets of less than 2.0%. "Tangible equity" is defined as core capital plus the institution's outstanding cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the depository institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. As of September 30, 1996, the Bank was classified as "well capitalized" under the prompt corrective action regulations.

         Deposit Insurance. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

         The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of the BIF members had been the statutory minimum of $2,000. Recently enacted legislation provided for a one-time assessment of 65.7 basis points of insured deposits as of March 31, 1995, that will fully capitalize the SAIF and had the effect of reducing future SAIF assessments. Accordingly, although the special assessment collected on November 27, 1996, resulted in a one-time charge to the Bank of approximately $588,000 pre-tax, the recapitalization of the SAIF will have the effect of reducing the Bank's future deposit insurance premiums to the SAIF. Under the recently enacted legislation, both BIF and SAIF members will be assessed an amount for the Financing Corporation Bond payments. BIF members will be assessed approximately 1.3 basis points while the SAIF rate will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of 2.43 basis points.

         The FDIC has proposed a rule that would lower the regular semi-annual SAIF assessment rates by establishing a base assessment rate schedule ranging from 4 to 31 basis points effective October 1, 1996. The rule widens the range between the lowest and highest assessment rates among healthy and troubled institutions with the intent of creating an incentive for savings institutions to control risk-taking behavior. The rule also prevents the FDIC from collecting more funds than needed to maintain the SAIF's capitalization at 1.25% of insured deposits.

         Under law, the FDIC may not impose semi-annual assessments which would cause it to collect more funds than are necessary to maintain the SAIF's designated reserve ratio. As a result, the base assessment rate schedule will be immediately modified in two ways. The first modification, applying to institutions such as certain BIF- members and SAIF-member banks that do not pay assessments to the FICO, reduces the base assessment rate by 4 basis points for a range from 0 to 27 basis points. The second modification sets a special interim rate schedule from 18 to 27 basis points for the period from October 1, 1996 to December 31, 1996 for SAIF-member savings associations that pay assessments to the FICO. After December 31, 1996, the special interim rates would terminate and these institutions would also pay the base assessment rate as reduced by the 4 basis point adjustment. Any excess funds collected by the FDIC in the last six months of 1996 would be refunded or credited, with interest, to the institution.

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their net transaction accounts. This percentage is subject to adjustment by the Federal Reserve Board. No reserves are required to be maintained on the first $4.4 million of transaction accounts, reserves equal to 3% must be maintained on the next $49.3 million of transaction accounts, and a reserve of 10% must be maintained against all remaining transaction accounts. Because required reserves must be maintained in the form of vault cash or in a non interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1996, the Bank met its reserve requirements.

         Dividend Restrictions. Under OTS regulations, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Bank's conversion to stock form. In addition, the Bank, as a savings institution subsidiary of a savings and loan holding company, is required by OTS regulations to provide at least 30 days' prior notice of any proposed declaration of dividends to the Company.

         OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, without OTS approval after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (i) 75% of its net income for the previous four quarters; or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded regulatory requirements at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements (a "Tier 2 Association") is permitted after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that its is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. The Bank is a Tier 1 Association. Under the OTS' prompt corrective action regulations, the Bank is also prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition. See "-- Prompt Corrective Regulatory Action."

         Furthermore, earnings of the Bank appropriated to bad debt reserves for federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "-- Taxation." The Company intends to make full use of this favorable tax treatment afforded to the Bank and the Company and does not contemplate use of any post-Conversion earnings of the Bank in a manner which would limit either institution's bad debt deduction or create federal tax liabilities.

         Transactions with Related Parties. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) make a loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

         Savings institutions are also subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act and the Federal Reserve's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a savings institution and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

         Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act and the Federal Reserve's Regulation O thereunder on loans to executive officers and the restrictions of 12 U.S.C. ss. 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval by the board of directors of a depository institution for extension of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

         Safety and Soundness Standards. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the OTS, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the Bank's operations.

         Additionally, under FDICIA, as amended by the CDRI Act, the federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Bank's operations.

Regulation of the Company

         General. The Company is a unitary savings and loan holding company as defined by the Home Owners' Loan Act ("HOLA"). As such, the Company is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof. The Company is required to file certain reports with, and otherwise comply with the rules and regulations of the Securities and Exchange Commission ("SEC") under federal securities laws.

         Activities Restrictions. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "-- Regulation of the Bank -- Qualified Thrift Lender Test."

         If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;
(iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

         Restrictions on Acquisitions. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6-1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution, and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

         The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). The OTS has recently amended its regulations to permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the federal savings institution qualifies as a "domestic building and loan institution" under ss.7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the savings institution in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the savings institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the savings institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

         The Bank Holding Company Act of 1956, authorizes the Federal Reserve Board to approve an application by a bank holding company to acquire control of any savings institution. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. In approving such an application, the Federal Reserve Board may not impose any restriction on transactions between the savings institution and its holding company affiliates except as required by Sections 23A and 23B of the Federal Reserve Act. A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the Bank Holding Company Act.

Taxation

         General. The Company and its subsidiaries (including the Bank) file a consolidated federal income tax return on a fiscal year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of taxable income for the taxable year in which the distributions occur.

         Federal Income Taxation. Included in the Small Business Job Protection Act of 1996 are provisions which repeal the special bad debt reserve method for savings and loan associations for taxable years beginning after December 31, 1995. The legislation requires institutions to recapture the portion of the tax bad debt reserves that exceeds the pre-1988 tax bad debt reserve over a period of six to eight years. The recapture can be deferred for one to two years if the institution meets a residential loan origination requirement.

         For taxable years beginning after December 31, 1995, the bad debt method for savings and loan associations is conformed to that of banks. Institutions that qualify as a "small bank" will be able to use the reserve method for bad debts. Reasonable additions to the reserve for bad debts are calculated using the experience method. A small bank is an institution with assets less than $500 million. Institutions that do not qualify as a small bank will not be allowed to use the reserve method for bad debts.

         Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount is included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

         The Bank's federal corporate income tax returns have not been audited in the last five years.

         State Income Taxation. The State of Minnesota imposes a corporate franchise tax at the rate of 9.8% on income which is considered Minnesota taxable income. Taxable income for the State of Minnesota is substantially the same as federal taxable income.

         For additional information regarding taxation, see Note 11 of Notes to Consolidated Financial Statements.

Item 2.  Properties
-------------------

         The following table sets forth information regarding the Company's offices at September 30, 1996.

                                Year       Owned or        Book Value at          Approximate          Deposits at
                               Opened       Leased      September 30, 1996      Square Footage     September 30, 1996
                               ------       ------      ------------------      --------------     ------------------
                                                                             (Deposits in thousands)
Main Office:
214 5th Street                  1910         Owned       $  1.14 million             10,990            $   48,464
Bemidji, Minnesota  56601

Branch Offices:
22 First Street, NE             1977         Owned               160,000              1,789                15,929
Bagley,  Minnesota  56621

109 Main Street West            1983         Owned               323,000              3,083                10,300
Baudette, Minnesota  56623

527 Minnesota Avenue            1987         Owned                62,000              1,700                 5,889
Walker, Minnesota  56484

550 Paul Bunyan Drive, N.W.     1995        Leased               259,000              2,158                   465
Bemidji, Minnesota  56601

         The book value of the Bank's investment in premises and equipment totaled $1.94 million at September 30, 1996. See Note 9 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings.
-------------------------

         A dispute regarding a license agreement for one of the motel properties noted above, a motel property previously operated as a "Days Inn," and located in Bemidji, Minnesota, resulted in a lawsuit being filed in the United States District Court, District of Minnesota, in October 1994, by a national motel chain against a prior partnership which operated that property (Days Inn of
                                                                -----------
America v. Bemidji Partners). Because the Bank took possession of the property
---------------------------
for a brief period, and due to the agreement between the prior partnership and the Bank, the Bank was required to defend the lawsuit. The complaint called for damages "in excess of $50,000, to be specifically determined at trial, plus interest," as redress for the alleged breach of the license agreement originally executed by the national motel chain and the prior partnership. The Bank believed that the licensing agreement was not breached, and with the assistance of counsel vigorously contested the lawsuit. A settlement was reached, and the lawsuit was dismissed by the Court, with prejudice, during the quarter ended June 30, 1996. The Bank had previously established a reserve of $50,000 to cover expected litigation and other costs, which covered the amount the Bank was required to pay in the settlement.

         At September 30, 1996, there were no other legal proceedings to which the Company or First Federal was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank, except for the matter discussed above relating to one of the Bank's loans secured by a motel property located in Bemidji.

Item 4.  Submission of Matters to Vote of Security Holders.
----------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholders'
---------------------------------------------------------------------------
Matters
-------

         The information contained under the sections captioned "Market and Dividend Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 1996 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

         The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

Item 8.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

         Not applicable.

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

         For information regarding delinquent filers, as required by Item 405 of Regulation S-B, reference is made to "Security Ownership of Management" in the Proxy Statement, which is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         The information contained under the sections captioned "Proposal I --Election of Directors -- Executive Compensation" "-- Director
Compensation," "--Employment Agreements" and "-- Supplemental Executive Retirement Agreement" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof" and "Proposal I -- Election of Directors" in the Proxy Statement.

         (c)      Changes in Control

                  Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

                                    PART IV

Item 13.  Exhibits List and Reports on Form 8-K.
-----------------------------------------------

         (a)  List of Documents Filed as Part of this Report

         (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                  Independent Auditors' Report

                  Consolidated Statements of Financial Condition - September 30, 1996 and 1995

                  Consolidated Statements of Earnings - Years ended September 30, 1996, 1995 and 1994

                  Consolidated Statements of Stockholders' Equity - Years ended September 30, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows - Years ended September 30, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

      No.         Description
      --          -----------
       3.1        Articles of Incorporation of First Federal Bancorporation                    *
       3.2        Bylaws of First Federal Bancorporation                                       *
       4          Form of Common Stock Certificate of First Federal
                    Bancorporation                                                             **
      10.1        First Federal Bancorporation 1995 Stock Option and
                    Incentive Plan                                                             **
      10.2        First Federal Bancorporation Management Recognition Plan                     *
      10.3(a)     Employment Agreement between First Federal Bancorporation
                    and William R. Belford                                                     *
      10.3(b)     Employment Agreement between First Federal Banking & Savings, FSB
                    and William R. Belford                                                     *
      10.4        First Federal Banking & Savings, FSB Retirement Plan
                    for Non-Employee Directors                                                 *
      10.5        First Federal Banking & Savings, FSB Deferred Compensation
                    Plan, as Amended and Restated                                              *
      10.6        First Federal Banking & Savings, FSB Supplemental
                    Retirement Plan                                                            *
      13          Annual Report to Stockholders
      21          Subsidiaries of the Registrant
      23          Consent of KPMG Peat Marwick LLP
      27          Financial Data Schedule

----------------
(*) Incorporated herein by reference from Registration Statement on Form S-1 filed February 8, 1995 (File No. 33-86964).
(**) Incorporated herein by reference from Registration Statement on Form 8-A filed March 15, 1995 (File No. 0-25704).


         (b) Reports on Form 8-K.  During the quarter ended September 30, 1996,
             -------------------
the Registrant did not file any Current Reports on Form 8-K.

         (c) Exhibits.  The exhibits required by Item 601 of Regulation S-B are
             --------
either filed as part of this Annual Report on Form 10-KSB or incorporated by reference herein.

         (d) Financial Statements and Schedules Excluded from Annual Report.
             --------------------------------------------------------------
There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST FEDERAL BANCORPORATION

December 18, 1996

                                       By: /s/ William R. Belford
                                           ----------------------------
                                           William R. Belford
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William R. Belford                                 December 18, 1996
-----------------------------------------
William R. Belford
President, Chief Executive Officer
  and Director
(Principal Executive Officer)

/s/ Dennis M. Vorgert                                  December 18, 1996
-----------------------------------------
Dennis M. Vorgert
Vice President and Treasurer
(Principal Financial and Accounting Officer)

/s/ Ralph T. Smith                                     December 18, 1996
-----------------------------------------
Ralph T. Smith
Chairman of the Board

/s/ Martin R. Sathre                                   December 18, 1996
-----------------------------------------
Martin R. Sathre
Vice Chairman of the Board

/s/ Walter R. Fankhanel                                December 18, 1996
-----------------------------------------
Walter R. Fankhanel
Director

/s/ James R. Sharp                                     December 18, 1996
-----------------------------------------
James R. Sharp
Director

/s/ Dean J. Thompson                                   December 18, 1996
-----------------------------------------
Dean J. Thompson
Director