Form 10QSB
period 1996-12-31
FIRST FEDERAL BANCORP INC
filed 1997-02-13
CIK 813749

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      ___________________________________

                                  FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                       Commission File Number 033-86964


                         FIRST FEDERAL BANCORPORATION
                         ----------------------------
            (Exact name of Registrant as specified in its Charter)


          Minnesota                                    41-1796238
-------------------------------                  -----------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification Number)


    214 5th Street, Bemidji, Minnesota                56601-9983
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (218) 751-5120
                                                      --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes (X)              No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                Outstanding at December 31, 1996
-----------------------------        -----------------------------------
Common Stock, $.01 par value                  700,566

                         FIRST FEDERAL BANCORPORATION

                                   CONTENTS



PART I - FINANCIAL INFORMATION


     Item 1:  Financial Statements                           Page
                                                             ----
              Consolidated Balance Sheets at
               December 31, 1996 and September 30, 1996       3

              Consolidated Statements of Earnings for
               the Three Months Ended December 31, 1996
               and 1995.                                      5

              Consolidated Statement of Stockholders'
               Equity for the Three Months Ended
               December 31, 1996.                             6

              Consolidated Statements of Cash Flows for
               the Three Months Ended December 31, 1996
               and 1995                                       7

              Notes to Consolidated Financial Statements      9

Item 2:       Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                    11


PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings                              15

     Item 2:  Changes in Securities                          15

     Item 3:  Defaults Upon Senior Securities                15

     Item 4:  Submission of Matters to a Vote of
               Security Holders                              15

     Item 5:  Other Materially Important Events              15

     Item 6:  Exhibits and Reports on Form 8-K               15

     Signatures                                              16

                         PART 1 - FINANCIAL STATEMENTS
                 FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                December 31       September 30
                 Assets                            1996               1996
                                              ---------------    ---------------
Cash ...................................... $      1,702,796   $      1,376,853
Interest-bearing deposits with banks.......        5,480,521          3,308,983
                                              ---------------    ---------------
     Cash and cash equivalents.............        7,183,317          4,685,836
                                              ---------------    ---------------

Securities available for sale:
  Mortgage-backed and related securities
   (amortized cost of $19,620,408 and
   $20,128,368)............................       19,492,591         19,903,383
  Other securities (amortized cost of
   $26,661,545 and $26,193,395)............       26,841,824         26,162,483
                                              ---------------    ---------------
     Total securities available for sale          46,334,415         46,065,866
                                              ---------------    ---------------

Securities held to maturity:
  Mortgage-backed and related securities
   (estimated market value of $585,885
   and $852,113)...........................          584,849            845,605
                                              ---------------    ---------------
     Total securities held to maturity               584,849            845,605
                                              ---------------    ---------------

Loans receivable, net......................       51,369,047         51,003,105
Federal Home Loan Bank stock, at cost......          700,500            700,500
Foreclosed real estate, net................          193,886            193,823
Accrued interest receivable................          901,894            862,732
Premises and equipment, net................        1,917,206          1,944,754
Other assets...............................          543,687            953,880
                                              ---------------    ---------------

     Total Assets                           $    109,728,801   $    107,256,101
                                              ===============    ===============
      Liabilities and Stockholders' Equity

Deposits................................... $     83,750,133   $     81,046,519
Repurchase Agreements......................        5,400,000          4,954,620
Federal Home Loan Bank Advances............        6,892,872          6,943,258
Advance payments by borrowers for taxes
  and insurance............................          107,388            156,730
Accrued interest payable...................          537,457            587,779
Accrued SAIF assessment....................                             588,444
Accrued expenses and other liabilities.....          573,910            656,053
                                              ---------------    ---------------

     Total liabilities                            97,261,760         94,933,403

Stockholders' Equity:
  Common stock ($.01 par value): authorized
   4,000,000 shares; issued and outstanding
   700,566 shares............................           7,006           7,006
  Additional paid-in-capital.................       6,384,902       6,372,253
  Retained earnings, subject to certain
   restrictions..............................       7,750,005       7,558,604
  Unrealized gain (loss) on securities
   available for sale, net of tax effect.....          30,953        (150,979)
  Unearned employee stock ownership plan
   shares....................................        (534,750)       (552,000)
  Unearned shares management recognition
   plan......................................        (354,164)       (377,775)
  Treasury stock, at cost, 53,563 and 36,563
   shares....................................        (816,911)       (534,411)
     Total stockholders' equity                    12,467,041      12,322,698
                                               ---------------  --------------

     Total liabilities and stockholders       $   109,728,801  $  107,256,101
                                               ===============  ==============

See accompanying notes to consolidated financial statements.

                 FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


                                                             Three Months
                                                           Ended December 31,
                                                         1996             1995
                                                    ----------------------------------
Interest income:
  Loans receivable                                 $     1,161,966  $     1,122,222
  Mortgage-backed and related securities                   332,759          351,364
  Other Securities                                         441,776          289,905
  Interest-bearing deposits with banks                       5,865           58,010
  Other                                                     12,326           13,847
                                                    ----------------------------------
                                                         1,954,692        1,835,348
                                                    ----------------------------------

Interest expense:
  Deposits                                                 936,429          958,755
  Borrowings                                               154,788           11,373
                                                    ----------------------------------
                                                         1,091,217          970,128
                                                    ----------------------------------

     Net interest income                                   863,475          865,220
Provision for loan losses                                        0                0
                                                    ----------------------------------
     Net interest income after provision
       for loan losses                                     863,475          865,220
                                                    ----------------------------------

Noninterest income:
  Fees and service charges                                 117,351           92,515
  Gain (loss) on sales of securities                        16,323              156
  Gain on sales of foreclosed real estate                      681              668
  Other                                                     12,327           17,082
                                                    ----------------------------------
     Total noninterest income                              146,682          110,421
                                                    ----------------------------------

Noninterest expense:
  Compensation and employee benefits                       375,753          332,127
  Occupancy                                                126,011          120,280
  Federal deposit insurance premiums                        45,560           54,453
  Data processing                                           19,063           17,995
  Advertising                                               31,007           21,530
  Other                                                     88,502          138,743
                                                    ----------------------------------
     Total noninterest expense                             685,896          685,128
                                                    ----------------------------------
     Earnings before income tax expense                    324,261          290,513
Income tax expense                                         132,860          116,905
                                                    ----------------------------------

Net earnings                                       $       191,401  $       173,608
                                                    ================ =================

Earnings per common share and
  common share equivalents                         $          0.31  $          0.22
                                                    ---------------- -----------------

Weighted average number of common shares
  and common share equivalents outstanding                 613,134          801,263
                                                    ----------------------------------

N/A Not applicable.
See accompanying notes to consolidated financial statements.

                 FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                Consolidation Statement of Stockholders' Equity
                                  (Unaudited)

                                                                                Unearned
                                                                 Unrealized      shares        Unearned
                                                               gain(loss) on    Employee        shares
                                     Additional                  securities      Stock        Management                   Total
                           Common     Paid-in      Retained    available for   Ownership     Recognition   Treasury    Stockholders'
                           Stock      Capital      earnings      sale, net        Plan           Plan        Stock        Equity
                        ------------------------------------------------------------------------------------------------------------
September 30, 1966         $7,006     6,372,253    7,558,604      (150,979)     (552,000)     (377,775)     (534,411)    12,322,698

Net earnings                                         191,401                                                                191,401

Change in unrealized gain
 (loss) on securities
 available for sale, net
 of  tax effect                                                    181,932                                                  181,932

Purchase of treasury
 stock                                                                                                      (282,500)      (282,500)

Earned management
 recognition plan shares                                                                        23,611                       23,611

Earned employee stock
 ownership plan shares                   12,649                                  17,250                                      29,899
                        ------------------------------------------------------------------------------------------------------------
December 31, 1996          $7,006     6,384,902    7,750,005        30,953     (534,750)      (354,164)     (816,911)    12,467,041
                        ============================================================================================================

See accompanying notes to consolidated financial statements.

                 FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                      Three Months
                                                                                   Ended December 31,
Operating activities:                                                         1996                     1995
                                                                     ----------------------   ----------------------
  Net earnings                                                     $                191,401 $                173,609
  Adjustments to reconcile net earnings to net
    cash provided (used) by operations:
     Provision for loan losses                                                            0                        0
     Depreciation                                                                    66,470                   64,871
     Amortization of premium and discount, net                                         (375)                   8,981
     Increase in accrued interest receivable                                        (39,162)                 (60,764)
     Decrease in accrued interest payable                                           (50,322)                 (34,238)
     FHLB stock dividend                                                                  0                  (13,800)
     Gain on sales of securities                                                    (16,323)                    (156)
     Gain on sales of foreclosed real estate                                           (681)                    (668)
     Earned ESOP shares priced above original cost                                   12,649                    6,756
     Decrease in Unearned ESOP Shares                                                17,250                   17,250
     Decrease in Unamortized Restricted Stock                                        23,611                   13,611
     Decrease (increase) in other assets                                            287,431                   (9,127)
     (Decrease) increase in accrued expenses
       and other liabilities                                                      (670,587)                    2,369
                                                                     ----------------------   ----------------------
       Net cash provided by operating activities                                  (178,638)                  178,694
                                                                     ----------------------   ----------------------

Investing activities:
  Net (increase) decrease in loans receivable                                     (365,942)                   25,126
  Purchases of:
     Other securities - available for sale                                      (4,000,270)               (5,791,328)
     Mortgage-backed & related securities - available for sale                    (493,145)               (1,849,502)
     Premises and equipment                                                        (38,922)                  (25,643)
  Proceeds from sales of:
     Other securities - available for sale                                               0                   500,000
  Proceeds from maturities or calls of:
     Other securities - available for sale                                       3,529,309                 1,273,304
  Proceeds from sales of:
     Mortgage-backed & related securities - available for sale                     170,929                   425,532
     Mortgage-backed & related securities - held to maturity                       213,257
  Principal payments on:
     Mortgage-backed & related securities - available for sale                     843,640                   977,605
     Mortgage-backed & related securities - held to maturity                        50,560                    76,356
  Net increase in foreclosed real estate                                               (63)                  (13,896)
                                                                     ----------------------   ----------------------
          Net cash used by investing activities                                    (90,647)               (4,402,446)
                                                                     ----------------------   ----------------------

                                                                                      Three Months
                                                                                     Ended December 31,
                                                                               1996                     1995
Financing activities:
  Net increase in deposits                                        $              2,703,614   $           1,119,408
  Purchase of Treasury Stock                                                      (282,500)               (473,930)
  Decrease in advance payments by
    borrowers for taxes and insurance                                              (49,342)                (13,577)
  Increase in Federal Home Loan Bank advances                                      (50,386)                      0
  Increase in Repurchase Agreements                                                445,380                       0
                                                                  -------------------------   ---------------------

    Net cash provided by financing activities                                    2,766,766                 631,901
                                                                  -------------------------   ---------------------

    Increase (decrease) in cash and cash equivalents                             2,497,481              (3,591,851)

Cash and cash equivalents, beginning of period                                   4,685,836              10,185,818
                                                                  -------------------------   ---------------------

Cash and cash equivalents, end of period                          $              7,183,317   $           6,593,967
                                                                  =========================   =====================

Supplemental cash flow disclosures:
    Cash paid for interest                                        $              1,141,539   $           1,004,366
    Cash paid for income taxes                                                      85,000                 180,275

See accompanying notes to consolidated financial statements.

                 FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

                               December 31, 1996


(1) First Federal Bancorporation (the "Company") was incorporated under the laws of the State of Minnesota for the purpose of becoming the savings and loan holding company of First Federal Banking and Savings, FSB (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. On April 3, 1995 the Company sold 862,500 shares of common stock in connection with the Conversion of the Bank from mutual to stock form.

     The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly owned subsidiary, First Federal Service Corporation.


(2)  Basis of Preparation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of earnings, consolidated statement of stockholders' equity and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of earnings for the three month period ended December 31, 1996 is not necessarily indicative of the results which may be expected for the entire year.


(3)  Earnings Per Common Share and Common Share Equivalents

     Earnings per share are based upon the weighted average number of common shares and common share equivalents, if dilutive, outstanding during the period. The only common stock equivalents are stock options. The weighted average number of common stock equivalents is calculated using the treasury stock method. Net earnings per common share was calculated using 613,134 shares as the weighted average number of shares outstanding for the three month period ended December 31, 1996.

(4)  Regulatory Capital Requirements

     At December 31, 1996, the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at December 31, 1996:

                                           Amount             Percent(1)
                                      --------------------------------
                                              (Dollar in Thousands)
     Tangible Capital:
          Actual                         $10,254                  9.50%
          Required                         1,618                  1.50
                                         -------               -------
          Excess                         $ 8,636                  8.00%

     Core Capital:
          Actual                         $10,254                  9.50%
          Required                         3,236                  3.00
                                         -------               -------
          Excess                         $ 7,018                  6.50%

     Risk-Based Capital:
          Actual                         $10,690                 19.42%
          Required                         4,402                  8.00
                                         -------               -------
          Excess                         $ 6,288                 11.42%

-------------------------

(1) Tangible and core capital levels are shown as a percentage risk-based capital levels are shown as of total adjusted assets; a percentage of risk-weighted assets.


(5)  Stockholders' Equity

     During the three months ended December 31, 1996, the Company repurchased 17,000 shares of the Company's outstanding common stock. Repurchased shares are held as treasury shares and will be used for the issuance of shares in conjunction with the Stock Option Plan.

                 FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND OPERATIONS


General:

     The Company's net earnings are dependent primarily on its net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities, primarily deposits. Net interest income is determined by (i) the difference between the yield earned on interest earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest earning assets and interest-bearing liabilities. The Company's interest rate spread is also affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company's net earnings are also affected by the generation of non-interest income, which primarily consists of fees and service charges. In addition, net earnings are affected by the level of operating expenses and provisions for loan losses.

     The operations of financial institutions, including the Bank, are significantly affected by prevailing economic conditions, competition, regulatory policies, and the monetary and fiscal policies of the U.S. Government and government agencies. Lending activities are influenced by the demand for, and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of personal income and savings in the market area of the Bank.


Financial Condition:

     Total assets increased by $2.47 million, or 2.31%, from $107.26 million at September 30, 1996, to $109.73 million at December 31, 1996. The increase was primarily due to an increase in cash and cash equivalents and an increase in loans receivable, net, offset by a decrease in other assets. Cash and cash equivalents totaled $7.18 million at December 31, 1996, an increase of $2.50 million, or 53.30%, from September 30, 1996. Loans receivable, net, increased $366,000, or 0.72%, from $51.00 million at September 30, 1996 to $51.37 million at December 31, 1996. This increase was due primarily to an increase in non-real estate lending activity. Other assets decreased by $410,000. or 43.00% from $954,000 at September 30, 1996 to $544,000 at December 31, 1996. This decrease was primarily due to a decrease in deferred tax assets and prepaid federal deposit insurance.

     Deposits increased by $2.70 million, or 3.34%, from $81.05 million at September 30, 1996, to $83.75 million at December 31, 1996.

     Borrowings increased $395,000, from $11.90 million at September 30, 1996, to $12.29 million at December 31, 1996. Federal Home Loan Bank advances decreased $50,000 during the three month period ended December 31, 1996, while borrowings in the form of Repurchase Agreements increased $445,000 during the same three month period.

     Stockholders' equity increased during the three months ended December 31, 1996 by $144,000, or 1.17%, from $12.32 million at September 30, 1996, to $12.47 million at December 31, 1996. The increase was a result of net earnings of $191,000, an increase of $53,500 in the earned management recognition plan shares and the employee stock ownership plan shares, and an increase of $182,000 in unrealized gain, net of taxes, on the available for sale securities. These increases were offset by a $282,500 repurchase of the Company's common stock to be used for the issuance of shares in conjunction with the Stock Option Plan.


Net Earnings:

     Net earnings for the three months ended December 31, 1996 increased $17,800, or 10.25%, compared to the three months ended December 31, 1995, from $173,600 to $191,400, respectively. This increase was primarily the result of an increase in non-interest income offset by a slight decrease in net interest income for the period.


Net Interest Income:

     Net interest income decreased by $1,700, or 0.20%, for the three months ended December 31, 1996 compared to the three months ended December 31, 1995. The Company increased its average interest earning assets by $7.04 million, or 7.43%, due primarily to the increase of leaveraged borrowings, while the net interest margin decreased from 3.66% for the three months ended December 31, 1995, to 3.40% for the three months ended December 31, 1996.


Interest Income:

     Interest income increased by $119,000, or 6.50%, from $1.84 million for the three months ended December 31, 1995 to $1.95 million for the three months ended December 31, 1996. The increase in interest income is primarily a result of a $7.04 million increase in average interest earning assets offset by a decrease in the average yield on interest earning assets from 7.76% for the three months ended December 31, 1995 to 7.69% for the three months ended December 31, 1996.


Interest Expense:

     Interest expense increased by $121,000, or 12.48%, from $970,000 for the three months ended December 31, 1995 to $1.09 million for the three months ended December 31, 1996. the increase in interest expense is primarily a result of a $9.86 million increase in average interest bearing liabilities along with a small increase in the average cost of interest bearing liabilities from 4.66% for the three months ended December 31, 1995 to 4.69% for the three months ended December 31, 1996.


Provision for Losses on Loans:

     The Bank's provision for losses on loans remained unchanged at $0 for the three months ended December 31, 1995 and the three months ended December 31, 1996. Adjustments to the Bank's provision for losses on loans is a result of management's evaluation of the loan portfolio.


Non-Interest Income:

     Total non-interest income increased by $36,000, or 32.84%, from $110,000 for the three months ended December 31, 1995 to $146,000 for the three months ended December 31, 1996. This increase was primarily for the following reasons:
(i) a $24,000 increase in transaction account service fees; (ii) a $16,000 net increase in the gain on the sale of securities; and, (iii) a net decrease of $4,000 in other non-interest income accounts.

Non-Interest Expense:

     Total non-interest expense increased by $1,000, or 0.11%, from $685,000 for the three months ended December 31, 1995 to $686,000 for the three months ended December 31, 1996. This increase was primarily for the following reasons: (i) compensation and employee benefits increased by $44,000 mainly due to a $15,000 increase in accruals for management bonus plans, a $6,000 increase in earned employee stock ownership plan shares priced above original cost, a $3,500 decrease in director fees and benefits with the remainder caused by normal employee pay raises and insurance benefits; (ii) a $5,500 increase in occupancy expense, (iii) a $9,000 decrease in federal deposit insurance premiums due to the capitalization of the SAIF fund at September 30, 1996; (iv) a $9,500 increase in advertising expense; (v) a $37,000 decrease in legal and other professional fees, and (vi) a decrease of $12,000 in various other non-interest expense categories.


Income Tax Expense:

     Income tax expense increased by $16,000, or 13.65%, from $117,000 for the three months ended December 31, 1995 to $133,000 for the three months ended December 31, 1996. This increase was primarily the result of increased pre-tax income for the three months ended December 31, 1996.


Liquidity and Capital Resources:

     The Company's primary source of funds for operations are deposits from its market area; principal and interest payments on loans, securities available for sale and securities held to maturity; proceeds from the sale or maturation of securities and advances from the FHLB of Des Moines. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

     The primary investing activities of the Company are the origination and purchase of mortgage loans, the origination of consumer loans and the purchase of securities. During the three months ended December 31, 1996, the Bank's loan originations and purchases totaled $4.23 million. The Company purchased investment securities and mortgage-backed and related securities during the three months ended December 31, 1996 of $4.50 million.

     The primary financing activity of the Bank is the attraction of deposits. During the three months ended December 31, 1996, the Bank experienced a net increase in deposits of $2.70 million.

     The Bank has utilized retail repurchase agreements as a source of funding. At December 31, 1996, repurchase agreements totaled $5.40 million compared to $4.95 million at September 30, 1996.

     The Bank has the ability to borrow additional funds from the FHLB of Des Moines by pledging additional securities. At December 31, 1996, the Bank had an undrawn borrowing capacity with the FHLB for $14.24 million. At December 31, 1996, the Bank had borrowings outstanding from the FHLB of Des Moines for $6.89 million. Other sources of liquidity include the sale of securities held in the available for sale portfolio.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 5.00% and the short-term liquidity ratio is 1.00%. The Bank's average daily liquidity ratio for the month of December 1996 was 17.14% and its short-term liquidity for the same month was 9.95%.

     The Company's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At December 31, 1996, cash and cash equivalents totaled $7.18 million.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 1996, the Bank had commitments to originate or purchase loans of $183,500. Certificates of deposits which are scheduled to mature in one year or less at December 31, 1996 totaled $29.98 million. Management believes that a significant portion of such deposits will remain with the Bank.

                 FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


ITEM 1:   Legal Proceedings

          None.

ITEM 2:   Changes in Securities

          Not Applicable.

ITEM 3:   Defaults Upon Senior Securities

          Not Applicable.

ITEM 4:   Submission of Matters to a Vote of Security Holders.

          None.

ITEM 5:   Other Information.

          None.

ITEM 6:   Exhibits and Reports on Form 8-K.

          None.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIRST FEDERAL BANCORPORATION
                                         Registrant


Date:  February 12, 1997                 /s/ William R. Belford
     -----------------------             -------------------------------
                                         William R. Belford, President and Chief
                                         Executive Officer (Duly Authorized
                                         Officer)

Date:  February 12, 1997                 /s/ Dennis M. Vorgert
     -----------------------             -------------------------------
                                         Dennis M. Vorgert, Vice President
                                         (Principal Financial Officer)