Form 10KSB40
period 1997-09-30
FIRST FEDERAL BANCORP INC
filed 1997-12-23
CIK 813749

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               ________________
                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1997

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to ____________

                          Commission File No. 0-25704
                                              -------

                         FIRST FEDERAL BANCORPORATION
                         ----------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          MINNESOTA                                    41-1796238
   ------------------------                         -----------------
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


   214 5TH STREET, BEMIDJI, MINNESOTA                   56601
   ----------------------------------------         -------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (218) 751-5120

          Securities registered pursuant to Section 12(b) of the Act:
                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

State issuer's revenues for its most recent fiscal year:  $8.46 million.

As of December 10, 1997, the aggregate market value of the 324,836 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $8,770,572 based on the closing sale price of $27.00 per share of the registrant's Common Stock on December 10, 1997 as listed on the National Association of Securities Dealers Automated Quotation SmallCap Market. For purposes of this calculation, it is assumed that the 340,702 shares held by directors, officers, the Employee Stock Ownership Plan (unallocated shares only), the Stock Ownership Plan and Management Recognition Plan Trusts, and beneficial owners of more than 10% of the registrant's outstanding voting stock, are shares held by affiliates.

Number of shares of Common Stock outstanding as of December 10, 1997: 665,538 (prior to a 3-for-2 stock split paid in the form of a 50% stock dividend on December 18, 1997).

                      DOCUMENTS INCORPORATED BY REFERENCE

          The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

          1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1997. (Parts I and III)
          2. Portions of Proxy Statement for 1998 Annual Meeting of Stockholders. (Parts II and IV)

                                    PART I

ITEM 1.   BUSINESS
------------------

GENERAL

     First Federal Bancorporation. First Federal Bancorporation (the "Company") was incorporated under the laws of the State of Minnesota in September 1994 at the direction of the Board of Directors of First Federal Banking and Savings, FSB ("First Federal" or the "Bank") for the purpose of serving as a savings and loan holding company of the Bank upon the acquisition of all of the capital stock issued by the Bank upon its conversion from the mutual to the stock form of ownership (the "Conversion"). Prior to the Conversion, the Company did not engage in any material operations. Currently, the Company's principal business is the business of the Bank. The Company has no significant assets other than the outstanding capital stock of the Bank, $433,000 of cash and cash equivalents, $260,000 in securities available for sale, and $603,000 in Other Assets, consisting primarily of loans. At September 30, 1997, the Company had total consolidated assets of $111.49 million, deposits of $83.0 million and stockholders' equity of $11.94 million. Because substantially all of the Company's operations consist of the operations of the Bank, this Form 10-K largely is a discussion of the Bank's operations.

     The Company's executive offices are located at 214 5th Street, Bemidji, Minnesota 56601, and its main telephone number is (218) 751-5120.

     First Federal Bank. First Federal was originally chartered in 1910 as Beltrami County Savings and Building Association, a state-chartered savings institution, and commenced operations in that same year. First Federal has been a member of the Federal Home Loan Bank ("FHLB") of Des Moines since 1933, and its deposits have been federally insured since 1938. In August 1997, the Bank changed its name from "First Federal Banking and Savings, FSB" to its current name. First Federal currently operates as a federally chartered savings bank through its main office located in Bemidji, Minnesota and four branch offices, which are located in Bemidji, Bagley, Baudette and Walker, Minnesota. The Bank's market area is located approximately 200 miles north of Minneapolis, Minnesota. At September 30, 1997, First Federal had total assets of $110.73 million, deposits of $83.44 million, mortgage-backed and related securities and investment securities totaling $47.86 million and stockholders' equity of $10.73 million.

     First Federal is primarily engaged in the business of attracting deposits from the general public and originating loans secured by first mortgages on owner occupied one- to four-family residences in First Federal's market area. First Federal also originates loans on commercial real estate, multi-family real estate, home equity lines of credit and other consumer loans, and commercial business loans. Due to limited loan demand in its market area, First Federal has invested excess funds in mortgage-backed and related securities and in other investment securities, and during fiscal 1997 continued to be active in originating and purchasing participation interests in commercial real estate loans, and development of consumer lending activities in the local markets.

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

MARKET AREA

     First Federal serves the Bemidji, Minnesota marketplace, which is located in northwestern Minnesota approximately 200 miles north of Minneapolis, Minnesota. The primary market area of First Federal consists of the five counties of Beltrami, Cass, Hubbard, Clearwater and Lake of the Woods in Minnesota. These counties are served by the Bank's main office and branch office located in Bemidji and three branch offices located in Bagley, Baudette and Walker, Minnesota. These communities are the county seats and largest towns in each of the counties where the branches are located. No branch office is located in Hubbard County, but the northern border of Hubbard County is only four miles from the Bank's main office. Bemidji is the largest community in the market area, while the balance of the Bank's market area consists primarily of rural areas and small towns. The primary market area also includes three Indian reservations, a portion of which land is owned by the federal government in trust for the Native Americans. This portion of the area is not open to mortgage lending, therefore, an enforceable lien is not possible. The Bank does receive a limited number of consumer loan applications from the area. In addition, the Bank's primary market area also includes large tracts of land covered by water and national and state forests and, thus, not available for home building.

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

     The Bank's limited lending opportunities are primarily a function of Bemidji's economy, which exhibits slow growth. For the period from 1980 to 1990, the population of the Bank's market area increased 6.15%, as compared to an increase of 7.33% for the State of Minnesota, and an increase of 9.79% for the United States as a whole. Lacking growth in local residential loan originations, First Federal has been forced to turn toward out-of-area real estate lending, multi-family and commercial real estate lending, and to investment in mortgage-backed and other securities. Such "out-of-area" real estate lending constituted 8.27% of the Bank's gross loan portfolio at September 30, 1997 while loans on multi-family and commercial real estate constituted 24.48% of the Bank's gross loan portfolio at that date.

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

     Beginning in the early 1980's, management of the Bank sought to build a rate sensitive loan portfolio and to manage First Federal's interest rate risk by emphasizing the origination of one-year adjustable-rate mortgage loans and short-term (15 years or less) fixed-rate mortgage loans. Fixed-rate mortgage loans continue to be offered by the Bank, but substantially all such loans in excess of 15 year terms are sold in the secondary market. To date, such loan sale activities have not been a significant contributor to the Bank's
profitability.   First Federal offers a full range of mortgage products,
including conventional adjustable-rate and fixed-rate mortgage loans, short-term mortgages, and FHA and VA insured loans. First Federal has also participated in the Minnesota Housing Finance Agency ("MHFA") housing program, and has originated and purchased participation interests in multi-family and commercial mortgage loans.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of First Federal's loan portfolio by type of loan at the dates indicated. At September 30, 1997, First Federal had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                 At September 30,
                                            --------------------------------------------------------
                                                  1997                 1996               1995
                                            ----------------     -----------------  ----------------
                                            Amount      %        Amount      %      Amount      %
                                            -------  -------     --------  -------  -------  -------
                                                                 (Dollars in thousands)
Type of Loan:
------------
Real estate loans --
  Construction loans......................  $   750    1.36%     $   307     0.59%  $    99     .20%
  One- to four-family residential.........   26,111   47.50       25,988    49.95    28,947   58.63
  Multi-family residential................    2,059    3.75        2,410     4.63     2,489    5.04
  Commercial..............................   11,397   20.73       10,494    20.17     8,003   16.21

Consumer loans --
  Automobiles.............................    5,010    9.11        2,753     5.29     1,232    2.50
  Mobile home loans.......................      444    0.81          381     0.73       341     .69
  Savings account loans...................      525    0.96          364     0.70       548    1.11
  Home improvement loans..................    1,821    3.31        1,681     3.23     1,560    3.16
  Home equity lines of credit.............      434    0.79          507     0.98       514    1.04
  Other consumer loans....................    5,264    9.58        5,001     9.61     4,171    8.45

Commercial business loans.................    1,156    2.10        2,142     4.12     1,467    2.97
                                            -------  ------      -------   ------   -------  ------
                                            $54,971  100.00%      52,028   100.00%   49,371  100.00%
                                            =======  ======      -------   ======   -------  ======

Less:
  Loans in process........................    1,025                  627                744
  Deferred fees and discounts (premiums)..      (70)                 (56)                92
  Allowance for loan losses...............      427                  454                491
                                            -------              -------            -------
    Total.................................   53,589              $51,003            $48,044
                                            =======              =======            =======

     Loan Maturity. The following table sets forth certain information at September 30, 1997, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

                                                                Due after       Due after        Due after
                                Due during the year ending      3 through       5 through        10 through    Due after 15
                                     September 30,            5 years after   10 years after   15 years after  years after
                              ----------------------------
                               1998       1999       2000        9/30/97         9/30/97          9/30/97         9/30/97    Total
                              ------     ------     ------      --------        --------         --------        --------   -------
                                                                             (In thousands)
Real estate mortgage........  $  1,155   $ 1,231    $ 1,232     $  3,963        $ 11,022         $  6,857        $ 14,107   $ 39,567
Real estate construction....       250       500         --           --              --               --              --        750
Consumer....................     1,710     1,040      1,744        4,168           2,473            1,795             568     13,498
Commercial..................        54       273        458          201             170               --              --      1,156
                              --------   ------     -------     --------        --------         --------        --------   --------
     Total..................  $  3,169   $ 3,044    $ 3,434     $  8,332        $ 13,665         $  8,652        $ 14,675   $ 54,971
                              ========   =======    =======     ========        ========         ========        ========   ========

     Loan Repricing. The following table sets forth at September 30, 1997, the dollar amount of all loans due one year after September 30, 1997 which have predetermined interest rates and have floating or adjustable interest rates.

                                        Predetermined          Floating or
                                           Rate             Adjustable Rates
                                        -------------       ----------------
                                                    (In thousands)
          Real estate mortgage......        $  7,339             $  31,073
          Real estate construction..              --                   500
          Consumer..................           3,968                 7,820
          Commercial................             732                   370
                                            --------             ---------
                                            $ 12,039             $  39,763
                                            ========             =========

     Loan Originations, Purchases and Sales. The following table sets forth certain information with respect to First Federal's loan originations during the periods indicated.

                                                              Year Ended September 30,
                                                        ----------------------------------
                                                          1997          1996        1995
                                                        -------       -------      -------
                                                                   (In thousands)
Loans originated:
  Real estate loans:
    Construction loans.............................     $    525      $   1,372    $   599
    One- to four-family residential................        3,843          4,520      2,901
    Multi-family residential.......................           --             --         --
    Commercial.....................................          409             --        300
  Consumer loans...................................       10,241          8,241      5,165
  Commercial business..............................          244            341        166
                                                        --------       --------    -------
                                                        $ 15,262       $ 14,474    $ 9,131
                                                        ========       ========    =======

Loans purchased:
  Real estate loans:
    One-to-four-family residential.................     $  1,421       $     --    $    --
    Multi-family residential.......................          500             --         --
    Commercial.....................................        2,732          3,159      3,425
  Commercial business..............................           --            612        913
                                                        --------       --------    -------
     Total loans purchased.........................     $  4,653       $  3,771    $ 4,338
                                                        ========       ========    =======

Loans sold:
  Whole loans......................................     $    328       $  2,075    $   569
  Participation loans..............................           --             --         --
                                                        --------       --------    -------
     Total loans sold..............................     $    328       $  2,075    $   569
                                                        ========       ========    =======

     First Federal's primary lending activity has been the origination of residential and commercial mortgages for its loan portfolio. The Bank has aggressively pursued mortgages in its market area in recent years but has been constrained in building its portfolio by a combination of lack of economic growth in the Bemidji area and prepayments, which generally equaled or exceeded loan originations. First Federal sells substantially all long-term, fixed-rate mortgage loans it originates in the secondary market. For the five years ended September 30, 1997, 104 fixed-rate mortgage loans, secured by single-family homes totaling $6.46 million were sold in the secondary market, with servicing rights released.

     Due to limited demand for one- to four-family residential real estate loans in its market area, First Federal has also purchased participation interests in multi-family and commercial mortgage loans in recent years. Specifically, during the last five years, First Federal purchased participation interests in 41 commercial real estate and multi-family residential real estate loans originated by other lenders totaling $9.94 million. Fifteen of these loans totaling $2.79 million were participation interests in commercial real estate loans on properties outside the Bank's primary market area, with a total loan balance at September 30, 1997 of $2.20 million. Of the 39 participation interests in commercial real estate loans, 10 loans totaling $2.73 million were purchased during the year ended September 30, 1997. See "Commercial and Multi-Family Real Estate Lending." First Federal has not sold any whole or participation interests in commercial real estate or multi-family loans within the past five years.

     One- to Four-Family Residential Lending. The Bank historically has been and continues to be an originator of owner occupied, one- to four-family residential properties located in its market area. At September 30, 1997, approximately $26.11 million or 47.50% of the Bank's loan portfolio consisted of loans secured by one- to four-family residential properties.

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

     At September 30, 1997, the Bank's loan portfolio included $20.60 million in adjustable-rate one- to four-family residential mortgage loans, or 37.47% of the Bank's loan portfolio.

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

     Commercial and Multi-Family Real Estate Lending. The Bank is active in the origination of commercial and multi-family real estate loans, in part due to limited residential lending opportunities in the Bank's market area. The Bank's primary emphasis in its commercial and multi-family real estate lending has been loans on motel properties which totaled $2.34 million, or 4.25%, of gross loans at September 30, 1997, and loans on apartment houses, which constituted $2.06 million, or 3.75%, of gross loans at September 30, 1997. Commercial real estate loans (including motel loans) totaled $11.40 million, or 20.73%, of gross loans at September 30, 1997, an increase of 8.60% from the balance of $10.49 million at September 30, 1996. Mortgages secured by multi-family real estate (including apartment houses) had a balance of $2.06 million at September 30, 1997, compared to $2.41 million at the same date in 1996.

     As discussed above, in recent years, the Bank has become more active in the origination of multi-family and commercial real estate lending. During the year ended September 30, 1997, the Bank originated $409,000 in commercial real estate loans, and purchased participation interests in 10 loans secured by commercial real estate projects or properties, in amounts ranging from $150,000 to $500,000, and totaling $2.73 million. These loans are secured by (i) two office buildings; (ii) two warehouses; and (iii) one each of the following: shopping center, grocery store, gaming establishment, medical clinic, nursing home and assisted living facility. Of these 10 properties, five are located in Minnesota, and the Bank holds an approximate one-third or less participation interest in each project/property. The other five are located in Wisconsin, Illinois and Colorado. The lead lenders on each of these loans are institutions with whom the Bank is familiar, and has done business in the past. While the Bank believes it has taken the appropriate steps in accordance with its lending policies and procedures in originating these loans, or purchasing these participation interests, there are significant risks attendant to this type of lending.

     At September 30, 1997, the Bank's portfolio includes both originated mortgages and purchased loan participations on commercial and multi-family properties generally located in the State of Minnesota. On both participations and on loan originations, the Bank lends based on a project's cash flow and ability to meet debt service requirements. Each property is appraised by a Board of Directors-approved appraiser. Credit verification on the borrower is obtained and personal guarantees are required of all borrowers. Annual financial statements or tax returns are required on the securing property.

     As of September 30, 1997, the Bank's largest loan was for $819,427 and was one of three loans secured by motels, all three of which are located in either
the western suburbs of Minneapolis or in Bemidji, Minnesota.   The other two
loans secured by motels had outstanding balances of $678,161 and $473,059 at September 30, 1997. The Bank has several loans in the $300,000 to $500,000 range secured by an assortment of properties, which are described above.

     As noted above, included in the Bank's $11.40 million in commercial real estate loans at September 30, 1997 were three loans on motel properties, all located in Minnesota, with balances outstanding totaling $1.97 million at September 30, 1997. The higher loan amounts and dependence on income and cash flow of the property to cover operating expenses and debt service means these loans involve significantly more credit risk than loans on one- to four-family properties. While the Bank has not in recent years experienced losses from its loans secured by motel properties or other commercial real estate, such losses are possible, and if incurred, could have a significant effect on the Bank's net income and capital position. All of the Bank's loans secured by multi-family and commercial real estate are performing within their terms.

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

     Consumer Lending. First Federal offers consumer loans as part of a broad commitment to be a full-service consumer-oriented banking institution. Such lending activities have increased in recent years as the Bank has used its excess funds to increase its consumer loan origination activities. The consumer loans originated by the Bank include automobile loans, savings account loans and mobile home loans, as well as home equity loans and home improvement loans, and unsecured consumer loans. At September 30, 1997, the Bank's consumer loan balance totaled $13.50 million, or 24.56%, of its total loan portfolio. Of the consumer loan balance at September 30, 1997, $5.01 million were automobile loans, $434,000 were home equity lines of credit, $1.82 million were home improvement loans, $444,000 were mobile home loans and $525,000 were savings account loans. The Bank has more aggressively pursued consumer loans outside its customer base but within the markets it serves.

     In addition, included in the Bank's consumer loan portfolio at September 30, 1997 were $5.26 million in other consumer loans, which included: $4.03 million in home equity loans; $305,000 in loans secured by recreational vehicles such as RVs, boats, motorcycles or snowmobiles; $310,000 in other secured loans; $209,000 in unsecured overdraft protection; and $400,000 in unsecured loans.

     The Bank's automobile loans are generally underwritten in amounts up to 90% of the purchase price or the N.A.D.A. book value. The terms of the loan generally do not exceed 60 months for new vehicles or 48 months for used vehicles. The Bank requires that the vehicles be insured and the Bank be listed as loss payee on the insurance policy.

     The Bank's home equity lines of credit are made on the security of residential real estate, do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage, and have terms of up to fifteen years. The Bank makes loans secured by savings accounts for up to 90% of the depositor's savings account balance. The interest rate is normally three percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan.

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

     Commercial Business Lending. The Bank maintains in portfolio a small amount of commercial business loans as an additional service to its already existing banking relationships. At September 30, 1997, these loans amounted to $1.16 million, or 2.10%, of gross loans. These loans are for a variety of commercial purposes and are secured by inventories, receivables and other business assets from companies in the Bemidji area, including retail establishments and restaurants. The Bank underwrites commercial business loans based on the financial condition of the business and the creditworthiness of the borrower. The Bank seeks personal guarantees whenever possible and, as appropriate, will cross-collateralize business loans with other assets tied to the business.

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

     The Bank's Loan Committee is responsible for review and approval of all loans originated or purchased by the Bank. Loans in excess of $250,000 may be approved by the Bank's President, but usually receive the pre-approval of a committee consisting of four members of the Board of Directors or the entire Board of Directors. The list of outside appraisers is approved annually by the Board of Directors. All appraisers are fee appraisers and not members of the Bank's staff.

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

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided (1) the purchase price of each single-family dwelling in the development does not exceed $500,000, (2) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements, (3) the loans comply with applicable loan-to-value requirements, (4) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus, and (5) the Director of OTS, by order, permits the savings institution to avail itself of this higher limit. Under these limits, the Bank's loans to one borrower were limited to $2.02 million at September 30, 1997. At that date, the Bank had no lending relationships in excess of the OTS's loans-to-one-borrower limit. The Bank's five largest loans ranged from $496,000 to $819,000 at September 30, 1997. All of these loans were current as of September 30, 1997.

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

     Asset Classification, Allowances for Losses and Non-Performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. First Federal regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications. At September 30, 1997, First Federal had no assets classified as loss, $11,000 of assets classified as doubtful and $1.12 million of assets classified as substandard. At September 30, 1997, there were no assets designated as special mention.

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

     The Bank's allowance for loan losses is established through a provision for loan losses charged to earnings based on management's evaluation of the risk inherent in it's entire loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers specific occurrences, general and local economic conditions, loan portfolio composition, historical and local experience and other factors that warrant recognition in providing for an adequate allowance for loan losses. In determining the general reserves under these policies, historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, net realizable values, the current loan portfolio and current economic conditions are considered. The Bank's Asset Classification Policy establishes rates for establishing a general valuation allowance on risk assets. Each risk asset receives a percentage of asset rate, which is then the multiplier used in determining the required reserve for that specific asset in the composition of the general valuation reserve. These reserve rates vary from 0.05% to 2.00% in establishing the amount of reserve necessary for unclassified assets. Special mention assets have a reserve rate of 2.00%. Substandard assets have a 15.0% reserve rate, while doubtful assets currently have a 50.00% reserve rate. The Bank may also require additional or specific reserves for certain classified assets.

     The above reserve rates establish a minimum general valuation allowance. As of September 30, 1997, the Bank maintained a higher general valuation allowance than the reserve rates would dictate. Reserves determined by using the reserve rating system were $420,000. The general valuation allowance on September 30, 1997, was in the amount of $427,000, indicating additional reserves of $7,000.

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

     The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated.

                                          Year Ended September 30,
                                         ---------------------------
                                           1997      1996     1995
                                         --------  --------  -------
                                           (Dollars in thousands)
Balance at beginning of period.........    $ 454     $ 491    $ 529
                                           -----     -----    -----

Loans charged-off:
  Real estate -- mortgages:
    Residential........................      (10)      (14)      (6)
    Commercial.........................       --        --       --
  Real estate -- construction..........       --        --       --
  Commercial business..................                 (2)      --
  Consumer.............................      (28)      (33)     (43)
                                           -----     -----    -----
Total charge-offs......................      (38)      (49)     (49)
                                           -----     -----    -----

Recoveries:
  Real estate -- mortgages:
    Residential........................       --        --       --
    Commercial.........................       --        --       --
  Real estate -- construction..........       --        --       --
  Commercial business..................       --        --       --
  Consumer.............................       11        12        7
                                           -----     -----    -----
Total recoveries.......................       11        12        7
                                           -----     -----    -----

Net loans charged-off..................      (27)      (37)     (42)
                                           -----     -----    -----
Provision for loan losses..............       --        --        4
                                           -----     -----    -----
Balance at end of period...............    $ 427     $ 454    $ 491
                                           =====     =====    =====

Ratio of net charge-offs to average
  loans outstanding during the period..     0.05%     0.06%     .09%
                                           =====     =====    =====

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                    September 30,
                                         ---------------------------------------------------------------------
                                                  1997                      1996                  1995
                                         -------------------------  --------------------  --------------------
                                                       Percent of            Percent of            Percent of
                                                        Loans in              Loans in              Loans in
                                                      Category to           Category to           Category to
                                          Amount      Total Loans   Amount  Total Loans   Amount  Total Loans
                                         -------      ------------  ------  ------------  ------  ------------
                                                               (Dollars in thousands)
Real estate - mortgage:
  Residential........................       $ 69        51.25%      $151        54.58%     $ 279        63.67%
  Commercial.........................        141        20.73         88        20.17         75        16.21
Real estate - construction...........          2         1.36          3         0.59         --         0.20
Commercial business..................          9         2.10         37         4.12         14         2.97
Consumer.............................        206        24.56        175        20.54        123        16.95
                                            ----       ------       ----       ------      -----       ------
    Total allowance for loan losses..       $427       100.00%      $454       100.00%     $ 491       100.00%
                                            ====       ======       ====       ======      =====       ======

             While management believes First Federal has established its existing loss allowances in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing First Federal's assets, will not make First Federal increase its loss allowance, thereby negatively affecting First Federal's reported financial condition and results of operations.

             The following table sets forth information with respect to First Federal's non-performing assets at the dates indicated.

                                                                               At September 30,
                                                                    -------------------------------------
                                                                     1997             1996          1995
                                                                    ------           ------        ------
                                                                            (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
  Real estate:
     Residential..................................................  $  --            $  55          $  14
     Commercial...................................................     --               --             --
  Commercial business.............................................     --               --             --
  Consumer........................................................     --               --             --
                                                                    -----            -----          -----
       Total......................................................     --            $  55          $  14
                                                                    =====            =====          =====

Accruing loans which are contractually past due 90 days or more:
  Real Estate:
     Residential..................................................  $   4            $  --          $  --
     Commercial...................................................     --               --             --
  Commercial business.............................................     --              132             --
  Consumer........................................................     88               24             73
                                                                    -----            -----          -----
       Total......................................................  $  92            $ 156          $  73
                                                                    =====            =====          =====
       Total of non-accrual and 90 days past due loans............  $  92            $ 211          $  87
                                                                    =====            =====          =====
Percentage of total loans.........................................   0.17%            0.41%           .18%
                                                                    =====            =====          =====
Other non-performing assets (2)...................................  $ 263            $ 194          $ 152
                                                                    =====            =====          =====

       _____________________
       (1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan. Generally, loans contractually past due 90 days or more are placed on non-accrual except for loans insured for credit loss.
       (2) Other non-performing assets represents property acquired by First Federal through foreclosure or repossession or accounted for as a foreclosure in-substance. These properties are carried at the lower of fair market value, less estimated costs of disposition, or the principal balance of the related loan, whichever is lower. At September 30, 1997 "Other non-performing assets" included one commercial real estate property valued at $400,000 based on market information available to the Bank, in which the Bank has a 37.50% participation interest.


             At September 30, 1997, the Bank had no loans which were not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms.

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

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Bank categorizes the securities it purchases as "Trading Securities," "Available for Sale Securities" and "Held to Maturity Securities." Securities that are categorized as "Held to Maturity" are securities that the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank's intent. Securities "Held to Maturity" are held for investment purposes and are carried at amortized cost. Securities categorized as "Available for Sale" are securities that the Bank may not hold to maturity and thus are carried at aggregate market value with unrealized gains and losses, net of taxes, recognized in stockholders' equity.

          As of September 30, 1997, in accordance with SFAS No. 115, the Company classified $28.76 million of its investment securities and $18.83 million of its mortgage-backed and related securities as "Available for Sale". Such classification gives the Company the ability to sell these securities. The Company has no "Trading Securities."

          Investment Securities. The following table sets forth the carrying value of the Company's investment securities portfolio, other than mortgage-backed securities, at the dates indicated.

                                                                 At September 30,
                                                       ---------------------------------
                                                        1997          1996         1995
                                                       -------       ------       ------
                                                                 (In thousands)
Investment securities:
  U.S. government and agency securities..............  $21,659       $16,174      $ 7,065
  Corporate bonds and notes..........................    5,622         7,407        6,390
  Municipal obligations..............................      500           498          250
  Mutual funds.......................................      976         1,671        1,927
                                                       -------       -------      -------
     Total investment securities.....................  $28,757       $25,750      $15,632
                                                       =======       =======      =======

     The following table sets forth information regarding the scheduled maturities, market value and weighted average yields for First Federal's investments, other than mortgage-backed securities, at September 30, 1997.

                                             One Year or Less      One to Five Years     Five to Ten Years    More than Ten Years
                                           -------------------   --------------------   -------------------  --------------------
                                           Carrying   Average    Carrying    Average    Carrying   Average   Carrying   Average
                                             Value     Yield       Value      Yield      Value      Yield     Value      Yield
                                           ---------  --------   --------    --------   ----------  -------  ---------  ---------
                                                                                         (Dollars in thousands)
Securities available for sale:
 U.S. government and agency
  securities..........................     $  1,348     4.95%    $  9,156       6.52%   $  10,656     7.03%  $    499     7.26%
 Corporate bonds and notes............        1,704     5.79        3,683       6.91           --                 235     7.39
  Municipal obligations...............           --                   250       6.11           --                 250     9.38
                                           --------              --------               ---------            --------
     Total............................     $  3,052     5.42     $ 13,089       6.63    $  10,656     7.03   $    984     7.83
                                           ========              ========               =========            ========

Securities with no stated maturity:
 Mutual funds.........................

Total investment securities...........

                                            Total Investment Portfolio
                                           ------------------------------
                                           Carrying    Market    Average
                                            Value       Value     Yield
                                           --------    -------   --------
Securities available for sale:
U.S. government and agency
 securities...........................     $  21,659   $ 21,659      6.69%
Corporate bonds and notes.                     5,622      5,622      6.59
 Municipal obligations................           500        500      7.75
                                           ---------   --------
    Total.............................     $  27,781   $ 27,781      6.69
                                           =========   ========
Securities with no stated maturity:
 Mutual funds.........................     $     976   $    976      6.38
                                           ---------   --------
Total investment securities...........     $  28,757   $ 28,757      6.68
                                           =========   ========

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

     The Bank's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable-rate mortgage-backed securities. At September 30, 1997, the Bank had $8.45 million in mortgage-backed securities (representing 98.63% of the Bank's gross mortgage-backed securities portfolio or 7.58% of total assets) insured or guaranteed by FNMA, FHLMC or GNMA. At September 30, 1997, $117,000 (representing 1.37% of the Bank's gross mortgage-backed securities portfolio, or 0.10% of total assets) consisted of privately issued securities which are not guaranteed by FHLMC, FNMA, GNMA or any governmental or quasi-governmental agency.

     The Bank's mortgage-backed securities portfolio contains fixed-rate and floating rate securities. Certain of the Bank's mortgage-backed securities yield above-market rates of interest and are subject to prepayment. In a declining interest rate environment, the Bank may experience prepayments of both fixed and adjustable-rate mortgage-backed and related securities. In a rising interest rate environment, the prepayments may cease, market yields of these securities may be less attractive, and the market value of the Bank's mortgage-backed securities may decline.

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

     At September 30, 1997, the Bank had $10.8 million in CMOs and REMICs or 9.69% of total assets. The Bank's CMOs and REMICs had a weighted average yield of 6.3% at September 30, 1997. The Bank's current policy is to purchase CMOs and REMICs rated AA or better at the time of purchase by nationally recognized rating services or issued by U.S. government agencies. As of September 30, 1997, $117,000 of the securities in the Bank's mortgage-backed and related securities portfolio were privately issued securities, $117,000 were rated as AAA.

     The following table sets forth the carrying value of the Bank's mortgage-backed and related securities at the dates indicated.

                                                  At September 30,
                                       -----------------------------------
                                         1997            1996        1995
                                       --------        --------    -------
                                                     (In thousands)
GNMA.................................  $    410      $    508      $    429
FNMA.................................     3,000         3,451         3,282
FHLMC................................     5,037         5,535         5,205
FHA..................................       117           146           178
Collateralized mortgage obligations..    10,800        11,109        12,429
                                       --------      --------      --------
     Total...........................  $ 19,364      $ 20,749      $ 21,523
                                       ========      ========      ========

    The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's mortgage-backed and related securities at September 30, 1997.

                             One Year or Less      One to Five Years         Five to Ten Years         More than Ten Years
                             ------------------    -------------------     --------------------        ------------------
                             Carrying  Average     Carrying  Average        Carrying   Average         Carrying  Average
                              Value     Yield       Value     Yield          Value      Yield           Value     Yield
                             --------  --------    --------  --------      ----------  --------        --------  --------
                                                        (Dollars in thousands)
GNMA.......................      $ --       -- %     $   --      -- %          $  147     7.59%         $   263     7.30%
FNMA.......................        --       --          844     6.18              511     6.62            1,645     6.33
FHLMC......................       495     5.68        1,320     6.17              902     6.83            2,320     7.01
FHA........................        --       --           --       --              117    10.40               --       --
Collateralized mortgage
  obligations..............       289     6.23          423     6.43            3,685     6.29            6,403     6.30
                                 ----                ------                    ------                   -------

     Total.................      $784     5.88       $2,587     6.21           $5,362     6.54          $10,631     6.49
                                 ====                ======                    ======                   =======
                                   Total Investment Portfolio
                                   ---------------------------
                                   Carrying  Market   Average
                                    Value     Value    Yield
                                   --------  -------  --------
GNMA.......................         $   410  $   411     7.41%
FNMA.......................           3,000    3,000     6.34
FHLMC......................           5,037    5,039     6.63
FHA........................             117      117    10.40
Collateralized mortgage
  obligations..............          10,800   10,803     6.30
                                    -------  -------

     Total.................         $19,364  $19,370     6.20
                                    =======  =======

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

     Savings deposits in First Federal at September 30, 1997 were represented by the various types of savings programs described below.

Interest       Minimum                                              Minimum                        Percentage of
Rate(1)          Term                Category                        Amount      Balances          Total Savings
--------       -------               --------                       -------      --------          -------------
                                                                      (In thousands)
1.59%            None             NOW Accounts                      $  100       $10,823              13.04%
2.00             None             Passbook Statement Accounts          100         8,061               9.71
3.00             None             Money Market Deposit Accounts      1,000         8,955              10.79

                                  Certificates of Deposit
                                  -----------------------

4.98             91 days          3-month money market               1,000         2,139               2.58
5.23             182 days         6-month money market               1,000         5,310               6.40
6.11             11-month         Fixed-term, fixed-rate               500            95               0.11
5.47             12-month         Fixed-term, fixed-rate               500         7,646               9.21
5.97             15-month         Fixed-term, fixed-rate               500         1,168               1.41
5.52             18-month         Fixed-term, fixed-rate               500           956               1.15
5.77             24-month         Fixed-term, fixed-rate               500         4,305               5.19
5.65             30-month         Fixed-term, fixed-rate               500         3,603               4.34
5.99             36-month         Fixed-term, fixed-rate               500         5,711               6.88
6.21             48-month         Fixed-term, fixed-rate               500         2,956               3.56
6.35             60-month         Fixed-term, fixed-rate               500        13,199              15.90
2.50             96 month         Fixed-term, fixed-rate                --             3                 --
5.70             18 month         18-month, IRA accounts               100         6,154               7.42
5.90             14 days          Negotiated Jumbo (2)             100,000         1,919               2.31
                                                                                 -------             ------
                                                                                 $83,003             100.00%
                                                                                 =======             ======

____________________
(1)  Represents weighted average interest rate at September 30, 1997.
(2)  Municipal deposits.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by First Federal between the dates indicated.

                                 Balance at                            Balance at                            Balance at
                               September 30,      %       Increase    September 30,      %       Increase   September 30,       %
                                   1997       Deposits   (Decrease)      1996        Deposits   (Decrease)      1995        Deposits
                               ------------   --------   ----------   ------------   --------   ----------  -------------  ---------
                                                                      (Dollars in thousands)
NOW accounts.................      $10,823     13.04%       $  305       $10,518      12.98%      $   416      $10,102       12.31%
Jumbo certificates (1).......        1,919      2.31          (672)        2,591       3.20        (1,524)       4,115        5.02
Money market demand accounts.        8,955     10.79           198         8,757      10.80          (222)       8,979       10.94
Passbook and regular savings.        8,061      9.71          (479)        8,540      10.54          (771)       9,311       11.35
Six month money market
 certificates................        5,310      6.40          (266)        5,576       6.88           (61)       5,637        6.87
IRA accounts.................       11,493     13.85           384        11,109      13.70           174       10,935       13.32
Other........................       36,442     43.90         2,486        33,956      41.90           975       32,981       40.19
                                   -------    ------        ------       -------     ------       -------      -------      ------
     Total...................      $83,003    100.00%       $1,956       $81,047     100.00%      $(1,013)     $82,060      100.00%
                                   =======    ======        ======       =======     ======       =======      =======      ======

________________
(1)  Municipal deposits.


     The following table sets forth the average balances and interest rates based on daily balances for interest-bearing demand and savings deposits and time deposits as of the dates indicated.

                                                           September 30,
                    --------------------------------------------------------------------------------------------------
                                  1997                                1996                             1995
                    -----------------------------     -------------------------------      ---------------------------
                     Interest-Bearing                 Interest-Bearing                     Interest-Bearing
                        Demand and        Time           Demand and            Time           Demand and        Time
                     Savings Deposits   Deposits      Savings Deposits       Deposits      Savings Deposits   Deposits
                     ----------------   --------      ----------------       --------      ----------------   --------
                                                         (Dollars in thousands)
Average Balance..           $28,024      $54,406            $27,631           $54,101            $28,152       $52,452
Average Rate.....              2.15%        5.75%              2.18%             5.79%              2.35%         5.47%

     The following table sets forth the time deposits in First Federal classified by rates at the dates indicated.

                                               At September 30,
                                        ------------------------------
                                         1997        1996        1995
                                        ------      ------      ------
                                                (In thousands)
          0 - 2.99%...................  $     3     $     4     $     4
          3 - 3.99%...................       --           2         763
          4 - 4.99%...................    2,043       3,459       4,274
          5 - 5.99%...................   32,902      31,199      27,053
          6 - 6.99%...................   17,684      16,015      18,555
          7 - 7.99%...................    2,532       2,553       3,019
                                        -------     -------     -------
                                        $55,164     $53,232     $53,668
                                        =======     =======     =======

     The following table sets forth the amount and maturities of time deposits in First Federal at September 30, 1997.

                                                 Amount Due
                              ----------------------------------------
                              Less Than                        After
Rate                          One Year   1-2 Years  2-3 Years  3 Years  Total
----                          --------   ---------  ---------  -------  -----
                                            (In thousands)

     0 - 2.99%..............  $     --  $       --  $      --  $     3  $     3
     3 - 3.99%..............        --          --         --       --       --
     4 - 4.99%..............     1,906         137         --       --    2,043
     5 - 5.99%..............    22,566       6,721      2,557    1,058   32,902
     6 - 6.99%..............     6,684       4,234      2,407    4,359   17,684
     7 - 7.99%..............       246         824      1,462       --    2,532
                              --------  ----------  --------- --------  -------
                              $ 31,402  $   11,916  $   6,426 $  5,420  $55,164
                              ========  ==========  ========= ========  =======

     The following table indicates the amount of the certificates of deposit of $100,000 or more in First Federal by time remaining until maturity at September 30, 1997.

                                                        Certificates
               Maturity Period                          of Deposits
               ---------------                          -----------
                                                       (In thousands)
               Three months or less.................   $    1,173
               Over three through six months........        1,064
               Over six through 12 months...........        1,271
               Over 12 months.......................        3,364
                                                       ----------
                  Total.............................   $    6,872
                                                       ==========

     The following table sets forth the deposit activities of First Federal for the periods indicated.

                                                                    Year Ended September 30,
                                                            --------------------------------------
                                                               1997           1996           1995
                                                              ------         ------         ------
                                                                         (In thousands)
Deposits.................................................   $ 214,400      $ 191,203      $ 181,706
Withdrawals..............................................    (215,410)      (195,237)      (181,943)
  Net increase (decrease) before interest credited.......      (1,010)        (4,034)          (237)
Interest credited........................................       2,966          3,021          2,671
                                                            ---------      ---------      ---------
Net increase (decrease) in savings deposits..............   $   1,956      $  (1,013)     $   2,434
                                                            =========      =========      =========

     Borrowings. Savings deposits historically have been the primary source of funds for First Federal's lending, investment and general operating activities. First Federal is authorized, however, to use advances from the FHLB of Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Des Moines functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, First Federal is required to own stock in the FHLB of Des Moines and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank is also eligible to borrow from the Federal Reserve Bank. At September 30, 1997, the Bank had $9.53 million in advances outstanding with the FHLB.

     From time to time the Bank utilizes repurchase agreements issued primarily to local government units. The form of repurchase agreement used by the Bank involves the sale of securities owned by the Bank with a commitment to repurchase the same or substantially the same securities at a predetermined price at a future date, typically one to 180 days thereafter. At September 30, 1997, the Bank had $4.70 million in repurchase agreements outstanding.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of September 30, 1997, the Bank was authorized to invest up to approximately $3.32 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank has one wholly owned subsidiary: First Federal Service Corporation ("First Federal Service"). First Federal Service, a Minnesota corporation, sells credit, life and disability insurance. At September 30, 1997, the Bank's total investment in First Federal Service was $80,500.

     SAIF-insured savings institutions must give the FDIC and OTS 30 days' prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution. In addition, capital requirements require savings institutions to deduct from capital the amount of their investments in and extensions of credit to subsidiaries engaged in activities not permissible to national banks in determining regulatory capital compliance. The activities of First Federal Service are not permissible for national banks. See "-- Regulation of the Bank --Regulatory Capital Requirements."

COMPETITION

     First Federal faces strong competition for deposits and loans. First Federal's principal competitors for deposits are other banking institutions, such as commercial banks, credit unions and other savings institutions, as well as mutual funds and other investments. First Federal principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well trained staff, in addition to a substantial ATM network. First Federal competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and quick service it provides to borrowers. In addition, First Federal believes it has developed strong relationships with the businesses, realtors, builders and general public in its market area. First Federal is the fourth largest financial institution in its market area, based on deposit and asset information at September 30, 1997. Of the three larger institutions, two are located in Bemidji, within two blocks of the Bank's headquarters. The three largest financial institutions in Minnesota do not serve the Bank's market area.

EMPLOYEES

     As of September 30, 1997, the Company and the Bank had 34 full-time and 13 part-time employees, none of whom was represented by a collective bargaining agreement.

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

REGULATION OF THE BANK

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Des Moines, the Bank is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the end of each year, or 1/20 of its advances (borrowings) from the FHLB of Des Moines, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Des Moines stock at September 30, 1997 of $700,500.

     The FHLB of Des Moines serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Des Moines. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At September 30, 1997, the Bank had $9.53 million in advances outstanding from the FHLB of Des Moines. See "-- Deposit Activity and Other Sources of Funds -- Borrowings."

     Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptance, highly rated corporate debt and commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average regulatory liquidity ratio of the Bank for the month of September 1997 was 14.97% with respect to liquid assets and 4.01% with respect to short-term liquid assets.

     Qualified Thrift Lender Test. A savings institution that does not meet the Qualified Thrift Lender ("QTL") test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. In addition, any company that controls a savings institution that fails to qualify as a QTL will be required to register as, and to be deemed, a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 (the "BHCA") and other statutes applicable to bank holding companies. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for both a national bank and a savings institution and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not
exceeding 20% of assets.   All of the following may be included as Qualified
Thrift Investments: investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and shares of stock issued by an FHLB. Subject to a 20% of portfolio assets limit, savings institutions are also able to treat the following as Qualified Thrift
Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, (ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing, (iii) 200% of their investments in loan to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas, (iv) loans for the purchase, construction, development or improvement of community service facilities, (v) loans for personal, family, household or educational purposes, and (vi) shares of stock issued by FNMA or FHLMC.

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At September 30, 1997, the Bank qualified as a QTL.

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

     Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated Composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of these regulations, Tier 1 capital has the same definition as core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the rule requiring the deduction of intangible assets are provided for mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible savings institution. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for subscribed for mortgage servicing rights and subscribed for credit card relationships.

     Both core and tangible capital are further reduced by an amount equal to a gradually increasing percentage of the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and depository institutions or holding companies therefor. At September 30, 1997, the Bank had no such investments.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includible subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the savings institution's investments in includible subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At September 30, 1997, the Bank's adjusted total assets for purposes of the core and tangible capital requirements, were $110.76 million.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital, provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loan and lease loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by an increasing percentage of the savings institution's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of September 30, 1997, the Bank had no equity investments for which OTS regulations required a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of September 30, 1997, the Bank's risk-weighted assets were approximately $58.15 million.

     The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at September 30, 1997.


                                                          Percent
                                             Amount     of Assets(1)
                                             ------     ------------
                                              (Dollars in thousands)

     Tangible capital......................  $10,744        9.70%
     Tangible capital requirement..........    1,661        1.50
                                             -------       -----
       Excess..............................  $ 9,083        8.20%
                                             =======       =====

     Core capital..........................  $10,744        9.70%
     Core capital requirement (2)..........    3,323        3.00
                                             -------       -----
       Excess..............................  $ 7,421        6.70%
                                             =======       =====

     Risk-based capital....................  $11,171       19.21%
     Risk-based capital requirement........    4,652        8.00
                                             -------       -----
       Excess..............................  $ 6,519       11.21%
                                             =======       =====

________
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purpose of the risk-based capital requirement.
(2) Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations.

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

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. The Bank has determined that, on the basis of current financial data, it will not be deemed to have more than normal level of interest rate risk under the rule and believes that it will not be required to increase its total capital as a result of the rule.

     In addition to requiring generally applicable capital standards for savings institutions, the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. Such circumstances would include a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk and certain risks arising from non-traditional activities. The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     At September 30, 1997, the Bank exceeded all regulatory minimum capital requirements.

     Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

     Under regulations jointly adopted by the federal banking regulators, including the OTS, a depository institution's capital adequacy for purposes of the prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a depository institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" depository institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater;
(ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 CAMELS rating). An "undercapitalized" depository instituion is an institution that has: (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or
(iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as a depository institution that has a ratio of "tangible equity" to total assets of less than 2.0%. "Tangible equity" is defined as core capital plus the institution's outstanding cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the depository institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. As of September 30, 1997, the Bank was classified as "well capitalized" under the prompt corrective action regulations.

     DEPOSIT INSURANCE. The Bank is required to pay assessments, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits by the FDIC through the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits, or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority, and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     Over the past years, institutions with SAIF-assessable deposits, like the Bank, were required to pay higher deposit insurance premiums than institutions with deposits insured by the Bank Insurance Fund ("BIF"). In order to recapitalize the SAIF and address the premium disparity, in November 1996 the FDIC imposed a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995.

     The special assessment recapitalized the SAIF, and as a result, the FDIC lowered the SAIF deposit insurance assessment rates through the end of 1997 to zero for "well capitalized" institutions with the highest supervisory ratings and 0.27% of insured deposits for institutions in the highest risk-based premium category. Since the BIF is above its designated reserve ratio of 1.25% of insured deposits, "well-capitalized" institutions in Subgroup A, numbering 95% of BIF-insured institutions, pay no federal deposit insurance premiums, with the remaining 5% of BIF institutions paying a graduated range of rates up to 0.27% of insured deposits for the highest risk-based premium category. Until December 31, 1999, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments, or sooner if the two funds are merged.

     Substantial entrance and exit fees apply to conversions from SAIF to BIF insurance and such fees may make a SAIF to BIF conversion prohibitively expensive. In the past the substantial disparity existing between deposit insurance premiums paid by BIF and SAIF members gave BIF-insured institutions a competitive advantage over SAIF-insured institutions like the Bank. The reduction of SAIF deposit insurance premiums effectively eliminated this disparity and could have the effect of increasing the net earnings of the Bank and restoring the competitive equality between BIF-insured and SAIF-insured institutions.

     The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, would not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings institutions, the FDIC will take into account whether the savings institution is meeting with the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly rated state non-member banks.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts plus 10% on the remainder. Because required reserves must be maintained in the form of vault cash or in a non interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1997, the Bank met its reserve requirements.

     Dividend Restrictions. Under OTS regulations, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Bank's conversion to stock form. In addition, the Bank, as a savings institution subsidiary of a savings and loan holding company, is required by OTS regulations to give the OTS at least 30 days' prior notice of any proposed declaration of dividends to the Company.

     OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, without OTS approval, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (i) 75% of its net income for the previous four quarters; or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded its fully phased-in capital requirement to assets ratio at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements but not in excess of fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that its is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. The Bank is a Tier 1 Association. Under the OTS' prompt corrective action regulations, the Bank is also prohibited from making any capital distributions if after making the distribution, the Bank would have:
(i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition. See "-- Prompt Corrective Regulatory Action."

     Furthermore, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "-- Taxation." The Company intends to make full use of this favorable tax treatment afforded to the Bank and the Company and does not contemplate use of any post-Conversion earnings of the Bank in a manner which would limit either institution's bad debt deduction or create federal tax liabilities.

     Transactions with Related Parties. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, OTS regulations provide that no savings institution may (i) make a loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Section 106 of the BHCA which applies to the Bank, prohibits the Bank from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     Loans to Directors, Executive Officers and Principal Stockholders. Savings institutions are also subject to the restrictions contained in Section 22(h) and
Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a savings institution and certain affiliated entities of such persons, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by readily marketable collateral).
Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons.
Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval by the board of directors of the depository institution for such extensions of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     Safety and Soundness Standards. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal banking agency is required to establish safety and soundness standards for depository institutions under its authority. On July 10, 1995, the federal banking agencies, including the OTS, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the Bank's operations.

     Under federal banking regulations, savings institutions must also adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A savings institution's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Real Estate Lending Guidelines") that have been adopted by the federal banking regulators. The Real Estate Lending Guidelines, among other things, call upon savings institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the specified loan-to-value limits for the various types of real estate loans. The Real Estate Lending Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

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

     Activities Restrictions. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "-- Regulation of the Bank --Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;
(iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

     Restrictions on Acquisitions. The HOLA generally prohibits savings and loan holding companies from acquiring, without prior approval of the Director of OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the federal savings institution qualifies as a QTL or as a "domestic building and loan institution" under (S)7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the savings institution in the state would qualify such branches taken as a whole for treatment as a QTL or for a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the savings institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the savings institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

     Under the BHCA, bank holding companies are specifically authorized to acquire control of any savings institution. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the BHCA.

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

ITEM 2.  PROPERTIES
-------------------

        The following table sets forth information regarding the Company's offices at September 30, 1997.


                                Year       Owned or       Book Value at         Approximate          Deposits at
                               Opened       Leased      September 30, 1997     Square Footage     September 30, 1997
                               ------      --------     ------------------     --------------     ------------------
                                                                                                    (In thousands)
MAIN OFFICE:
214 5th Street                   1910      Owned          $1.07 million             10,990            $48,338

Bemidji, Minnesota  56601

BRANCH OFFICES:
22 First Street, NE              1977      Owned                158,000              1,789             16,960
Bagley,  Minnesota  56621

109 Main Street West             1983      Owned                303,000              3,083             10,498
Baudette, Minnesota  56623

527 Minnesota Avenue             1987      Owned                107,000              1,700              6,000
Walker, Minnesota  56484

550 Paul Bunyan Drive, N.W.      1995      Leased               260,000              2,158              1,207
Bemidji, Minnesota  56601

     The book value of the Company's investment in premises and equipment totaled $1.89 million at September 30, 1997. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

        At September 30, 1997, there were no legal proceedings to which the Company or First Federal was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
----------------------------------------------------------------------------
MATTERS
-------

     The information contained under the sections captioned "Market and Dividend Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 1997 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     On January 21, 1997 the Company filed a Current Report on Form 8-K announcing the change in Registrant's Certifying Accountants. However, as disclosed in the Form 8-K, previously filed, there were no disagreements with the previous accountants on accounting or financial disclosures in the two most recent fiscal years, or any interim period.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -
- Election of Directors" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     For information regarding delinquent filers, as required by Item 405 of Regulation S-B, reference is made to "Security Ownership of Management" in the Proxy Statement, which is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors -- Executive Compensation" "-- Director Compensation," "-- Employment Agreements" and "-- Supplemental Executive Retirement Agreement" in the Proxy Statement is incorporated herein by reference.


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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I --Election of Directors -- Transactions with Management" in the Proxy Statement.


                                    PART IV

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.
-----------------------------------------------

     (A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

               Independent Auditors' Report

               Consolidated Statements of Financial Condition - September 30, 1997 and 1996

               Consolidated Statements of Earnings - Years ended September 30, 1997, 1996 and 1995

               Consolidated Statements of Stockholders' Equity - Years ended September 30, 1997, 1996 and 1995

               Consolidated Statements of Cash Flows - Years ended September 30, 1997, 1996 and 1995

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

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

    No.                             Description
    ---                             -----------

    3.1       Articles of Incorporation of First Federal Bancorporation     *
    3.2       Bylaws of First Federal Bancorporation                        *
    4         Form of Common Stock Certificate of First Federal
               Bancorporation                                               **

   10.1       First Federal Bancorporation 1995 Stock Option and
               Incentive Plan                                                 **
   10.2       First Federal Bancorporation Management Recognition Plan        *
   10.3(a)    Employment Agreement between First Federal Bancorporation
               and William R. Belford                                         *
   10.3(b)    Employment Agreement between First Federal Banking & Savings,
               FSB and William R. Belford                                     *
   10.4       First Federal Banking & Savings, FSB Retirement Plan
               for Non-Employee Directors                                     *
   10.5       First Federal Banking & Savings, FSB Deferred Compensation
               Plan, as Amended and Restated                                  *
   10.6       First Federal Banking & Savings, FSB Supplemental
               Retirement Plan                                                *
   13         Annual Report to Stockholders
   21         Subsidiaries of the Registrant
   23         Consent of McGladrey & Pullen LLP
   27         Financial Data Schedule

___________

(*) Incorporated herein by reference from Registration Statement on Form S-1 filed February 8, 1995 (File No. 33-86964).
(**)   Incorporated herein by reference from Registration Statement on Form
       8-A filed March 15, 1995 (File No. 0-25704).


          (B)  REPORTS ON FORM 8-K.  During the quarter ended September 30,
               -------------------
1997, the Registrant did not file any Current Reports on Form 8-K.

          (C)  EXHIBITS.  The exhibits required by Item 601 of Regulation S-B
               --------
are either filed as part of this Annual Report on Form 10-KSB or incorporated by reference herein.

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


                                         FIRST FEDERAL BANCORPORATION



December 23, 1997
                                         By:/s/ William R. Belford
                                            ----------------------------------
                                                William R. Belford
                                                President and Chief Executive
                                                Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ William R. Belford                               December 23, 1997
-------------------------------------
William R. Belford
President, Chief Executive Officer
 and Director
(Principal Executive Officer)

                                                     December 23, 1997
/s/ Dennis M. Vorgert
-------------------------------------
Dennis M. Vorgert
Vice President and Treasurer
(Principal Financial and Accounting Officer)


/s/ Ralph T. Smith                                   December 23, 1997
-------------------------------------
Ralph T. Smith
Chairman of the Board


/s/ Martin R. Sathre                                 December 23, 1997
-------------------------------------
Martin R. Sathre
Vice Chairman of the Board


/s/ Walter R. Fankhanel                              December 23, 1997
-------------------------------------
Walter R. Frankhanel
Director


/s/ James R. Sharp                                   December 23, 1997
-------------------------------------
James R. Sharp
Director


/s/ Dean J. Thompson                                 December 23, 1997
------------------------------------
Dean J. Thompson
Director